Form 10-Q
period 2021-09-30
Laffin Acquisition Corp.
filed 2021-10-21
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

 ☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-56238

Laffin Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-3837067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2255 Glades Road Suite 324A Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

(561) 989-2208
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at October 21, 2021

LAFFIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

ii

LAFFIN ACQUISITION CORP.

LAFFIN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$7,392	$9,558
Total current assets	7,392	9,558

Total assets	$7,392	$9,558

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$4,500	$4,500
Note payable – stockholder	64,960	22,500
Total current liabilities	69,460	27,000

Total liabilities	69,460	27,000

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(62,568)	(17,942)
Total stockholders’ deficit	(62,068)	(17,442)

Total liabilities and stockholders’ deficit	$7,392	$9,558

See accompanying notes to condensed financial statements

LAFFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

For the Nine Months Ended September 30, 2021
Revenue	$-

General and administrative expenses	44,626

Loss from operations	(44,626)

Net loss	$(44,626)

Loss per common share - basic and dilutive net loss	5,000,000

Weighted average common shares outstanding - basic and dilutive	(0.01)

See accompanying notes to condensed financial statements

LAFFIN ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

For the Nine Months ended September 30, 2021

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit

Balance, December 31, 2020	-	$-	5,000,000	$500	$(17,942)	$(17,442)

Net loss	-	-	-	-	(44,626)	(44,626)
Balance, September 30, 2021	-	$-	5,000,000	$500	$(62,568)	$(62,068)

See accompanying notes to condensed financial statements

LAFFIN ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months ended September 30, 2021

(Unaudited)

Cash flows from operating activities:
Net loss	$(44,626)

Net cash used in operating activities	(44,626)

Cash flows from financing activities:
Proceeds from stockholder note	42,460

Net cash provided by financing activities	42,460

Net change in cash	(2,166)

Cash, beginning of period	9,558
Cash, end of period	$7,392

See accompanying notes to condensed financial statements

LAFFIN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of September 30, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Note 3. Capital Stock

Preferred Stock

As of September 30, 2021, the Company has 10,000,000 shares of preferred stock, par value of $0.0001, authorized and none issued or outstanding, with designations, rights and preferences determined from time to time by our board of directors.

Common Stock

As of September 30, 2021, the Company has 50,000,000 shares of common stock, par value of $0.0001, authorized and has issued 5,000,000 shares of its $0.0001 par value common stock for $500 to the founders of the Company. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company.

Note 4. Income Taxes

As of September 30, 2021, the Company has approximately $13,100 in gross deferred tax assets resulting from net operating loss carry-forwards of $62,568 available to offset future taxable income subject to the change in ownership provisions under IRC 382. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related tax benefits is uncertain.

The difference between the tax provision at the statutory federal income tax rate on September 30, 2021 and the tax provisions attributable to loss before income taxes is as follows:

Statutory federal income taxes	21.0%
Valuation allowance	(21.0)%
Effective income tax rate, net	-

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable - Stockholder

On November 13, 2020, the Company issued a promissory note (the “Note”) to the majority stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction, after which the Company would cease to be a shell company. The Note is non-interest bearing unless an event of default occurs. As of September 30, 2021, the amount due under the note payable was $64,960.

Note 6. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of $62,568, has negative working capital of $62,068, and has a stockholders’ deficit of $62,068 as of September 30, 2021. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings on the existing Note.

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

Note 8. Proposed Merger Agreement

On October 8, 2021, the Company filed with the SEC a Schedule 14F-1 Information Statement relating to an anticipated change in the composition of its board of directors that is expected to occur in connection with a proposed merger to be completed by and among the Company, a recently formed wholly-owned subsidiary of the Company (“Merger Sub”), and Guerrilla RF, Inc.,, a privately held Delaware corporation (“Guerrilla”), pursuant to which Merger Sub would merge with and into Guerrilla, with Guerrilla continuing as the surviving entity (the “Merger”) and as the Company’s wholly-owned subsidiary, after which the Company would continue the business of Guerrilla. The Merger would occur pursuant to an Agreement and Plan of Merger and Reorganization expected to be entered into by and among the Company, Guerrilla and Merger Sub (the “Merger Agreement”).

Guerrilla is a fabless semiconductor company founded in 2013 with a mission to employ RF semiconductor technology to deliver RF solutions to customers in underserved markets. Guerrilla has become a leader in developing high performance Monolithic Microwave Integrated Circuit (MMIC) products for wireless connectivity. Guerrilla is headquartered in Greensboro, North Carolina.

Pursuant to the terms of the proposed Merger Agreement, it is expected that all outstanding equity interests of Guerrilla will be converted into shares of our Common Stock, such that the holders of Guerrilla equity before the proposed Merger will own approximately 89.1% of the outstanding shares of our Common Stock after the Merger (before giving effect to a potential private placement offering of Common Stock by the Company that we expect will be consummated simultaneously with or immediately after the proposed Merger), resulting in a change of control of the Company. Completion of a private placement financing is expected to be a condition to completion of the Merger.

Certain other information regarding the proposed Merger and proposed changes to the management and share ownership of the Company is set forth in the Schedule 14F-1.

The foregoing description of the proposed Merger Agreement and potential Common Stock private placement and related matters does not purport to be complete and is qualified in its entirety by the terms of the actual Merger Agreement and of terms and documentation for a private placement, none of which has yet been completed and executed. The proposed Merger is expected to be subject to satisfaction of a number of other conditions precedent, and there can be no assurance that the Merger Agreement will be signed or that the Merger or Common Stock private placement will be consummated or other such conditions satisfied. If and when the Merger Agreement is signed, it will be further described in and filed by the Company with the SEC as an exhibit to a Current Report on Form 8-K. If and when a Common Stock private placement is consummated, it will be further described in, and material agreements relating thereto will be filed by the Company with the SEC as exhibits to a Current Report on Form 8-K.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of September 30, 2021, the Company had $7,392 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

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

Recent Development—Proposed Merger

On October 8, 2021, we filed with the SEC a Schedule 14F-1 Information Statement relating to an anticipated change in the composition of its board of directors that is expected to occur in connection with a proposed merger to be completed by and among the Company, a recently formed wholly-owned subsidiary of the Company (“Merger Sub”), and Guerrilla RF, Inc., a privately held Delaware corporation (“Guerrilla”), pursuant to which Merger Sub would merge with and into Guerrilla, with Guerrilla continuing as the surviving entity (the “Merger”) and as the Company’s wholly-owned subsidiary, after which the Company would continue the business of Guerrilla. The Merger would occur pursuant to an Agreement and Plan of Merger and Reorganization expected to be entered into by and among the Company, Guerrilla and Merger Sub (the “Merger Agreement”).

Guerrilla is a fabless semiconductor company founded in 2013 with a mission to employ RF semiconductor technology to deliver RF solutions to customers in underserved markets. Guerrilla has become a leader in developing high performance Monolithic Microwave Integrated Circuit (MMIC) products for wireless connectivity. Guerrilla is headquartered in Greensboro, North Carolina.

Pursuant to the terms of the proposed Merger Agreement, it is expected that all outstanding equity interests of Guerrilla will be converted into shares of our Common Stock, such that the holders of Guerrilla equity before the proposed Merger will own approximately 89.1% of the outstanding shares of our Common Stock after the Merger (before giving effect to a potential private placement offering of Common Stock by the Company that we expect will be consummated simultaneously with or immediately after the proposed Merger), resulting in a change of control of the Company. Completion of a private placement financing is expected to be a condition to completion of the Merger.

Certain other information regarding the proposed Merger and proposed changes to the management and share ownership of the Company is set forth in the Schedule 14F-1.

The foregoing description of the proposed Merger Agreement and potential Common Stock private placement and related matters does not purport to be complete and is qualified in its entirety by the terms of the actual Merger Agreement and of terms and documentation for a private placement, none of which has yet been completed and executed. The proposed Merger is expected to be subject to satisfaction of a number of other conditions precedent, and there can be no assurance that the Merger Agreement will be signed or that the Merger or Common Stock private placement will be consummated or other such conditions satisfied. If and when the Merger Agreement is signed, it will be further described in and filed by the Company with the SEC as an exhibit to a Current Report on Form 8-K. If and when a Common Stock private placement is consummated, it will be further described in, and material agreements relating thereto will be filed by the Company with the SEC as exhibits to a Current Report on Form 8-K.

Liquidity and Capital Resources

As of September 30, 2021, the Company had total assets equal to $7,392 comprised exclusively of cash. The Company’s current liabilities as of September 30, 2021 totaled $69,460 comprised of accounts payable and accrued expenses and amounts due under a note payable to a shareholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the nine months ended September 30, 2021:

Net Cash (Used In) Operating Activities	$(44,626)
Net Cash Provided by Financing Activities	$42,460
Net Change in Cash	$(2,166)

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

Issuance of Promissory Note to a Stockholder and Director

On November 13, 2020, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of September 30, 2021, the total amount due under the note was $64,960.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the nine months ended September 30, 2021. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the nine months ended September 30, 2021, the Company had a net loss of $44,626 comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 21, 2021	Laffin Acquisition Corp.

	By:	/s/ Ian Jacobs
Ian Jacobs Chief Executive Officer, President, Chief Financial Officer Officer, Secretary and Director (principal executive officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on January 4, 2021).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on January 4, 2021).

4.1	Promissory Note issued by the Company to Mark Tompkins, dated November 13, 2020 (incorporated by reference to Exhibit 10.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on January 4, 2021).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.