Form 10-K
period 2021-12-31
Guerrilla RF, Inc.
filed 2022-04-01
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56238

GUERRILLA RF, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3837067
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

1196 Pleasant Ridge Road, Suite 5, Greensboro, North Carolina	27409
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (336) 510-7840

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒ Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not publicly traded as of the last business day of its most recently completed second fiscal quarter (June 30, 2021), and thus information related to the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant cannot be provided.  As of March 31, 2022, the registrant intends to work with a registered broker-dealer to apply to have the registrant's common stock quoted on an OTC Markets Group trading platform under the symbol 'GUER'.  The number of shares of Registrant’s Common Stock outstanding as of March 31, 2022 was 33,562,635.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

i

GLOSSARY OF TERMS AND ABBREVIATIONS

The following is a glossary of technical terms used in this Report:

64T64R, 32T32R, 16T16R, 8T8R systems — Describes the number of transmit and receive paths in a 5G system architecture.

5G — A technology standard to increase the speed or amount of data communicated in a cellular network relative to 3G or LTE networks.

AEC-Q101 — Automotive Electronic Council’s electronic components stress qualification standard.

Cellular booster/DAS — System which extends and distributes a cellular signal within buildings such as below ground, large-area, or high-rise structures.

Cellular Compensator — Improves a cellular link inside a motorized vehicle by using an antenna outside the vehicle in combination with amplifiers to boost the signal in both the transmit and receive paths.

Cellular Repeater — Improves poor cellular service by boosting signal strength inside a building or structure.

C-V2X — Cellular-technology-based vehicle-to-everything communication standard.

CMOS — Complementary MOS (metal oxide semiconductor), widely used semiconductor transistor architecture.

Copper lead frame — Copper-based substrate used as a foundation for semiconductor packages.

DAB — Digital audio broadcasting. A terrestrial-based digital radio standard (HD Radio).

Design win — Acknowledgment by end-user customer that a product has been chosen or finalized for use in the customer’s system.

Die/Chip — An individual semiconductor device on the wafer.

Distribution-customer — A customer that purchases Guerrilla RF products for the purpose of selling to a third-party rather than for its own use.

DSRC — Dedicated short-range communications. (Typically used in electronic toll collection).

End-user customer — The ultimate customer that utilizes or incorporates our products into its own products or solutions whether it purchased our products directly from Guerrilla RF or from a third party.

EAR — Export Administration Regulation

Fab — Fabrication, generally refers to a semiconductor wafer fabrication facility.

Fabless — Semiconductor company that utilizes pure-play or outsourced wafer fabrication partners rather than owning and operating their own wafer foundry.

FM/DAB — Terrestrial-based radio broadcast standards.

GaN — Gallium nitride Semiconductor process used in high power amplifier applications.

GaAs HBT — Gallium arsenide heterojunction bipolar transistor. A semiconductor process allowing higher efficiency and improved linearity compared to GaAs MESFET processes.

GaAs pHEMT — Gallium Arsenide pseudomorphic high electron mobility transistor. A semiconductor process that allows larger bandgap differences, thus providing higher performance.

Gain blocks, switches, power detectors, drivers, mixers, digital step attenuators, high power amplifiers — Functional building blocks of RF components in a typical radio frequency system or architecture.

GHz — Frequency bands of operation (in Gigahertz).

GPS/GNSS — Global satellite positioning technologies.

IP — Intellectual property.

LNA — Low noise amplifier.

Linear driver amplifier — An amplifier used before the final amplification stage that produces increased power levels while adding minimal distortion to the output signal.

mMIMO active antenna array — Massive multiple-input and multiple-output antenna systems that include beamforming ability.

MMIC — Monolithic microwave integrated circuit. An integrated circuit designed to utilize the microwave frequency bands. (300MHz to 300GHz).

MESFET — Metal-semiconductor field-effect transistor, a type of transistor.

OEM — Original equipment manufacturers.

PA — Power Amplifier.

Package lead frame — Substrate (typically copper) used as a foundation to mount and package semiconductor devices.

pHEMT — Pseudomorphic high electron mobility transistor, a type of transistor.

Point-to-point radio — Radio link used between two communication endpoints or devices.

RF — Radio frequency.

RFIC — Radio frequency integrated circuit.

RFID — Radio frequency identification.

SDARS — Satellite Digital Audio Radio Service (e.g., Sirius XM Satellite Radio).

Si — Silicon — Standard fabrication process used for semiconductor processing.

SOI — Silicon on insulator. Fabrication process used for semiconductor manufacturing. Beneficial to reduce parasitic capacitance for a device.

Tape and reel — A method of packing surface mount devices by placing each device in an individual pocket on a carrier tape. Clear tape is applied to contain the device within the pocket. The carrier tape is wound on a reel, easing device handling and transportation.

Telematics — The convergence of telecommunications and information processing. The term is generally used for describing systems used in motor vehicles.

UWB — Ultra-wideband Radio technology using very low energy levels for short-range, high-bandwidth communications.

V2X — Vehicle-to-everything. Communication technology to allow vehicles to communicate with other vehicles, infrastructure, pedestrian devices, etc.

Wafer — Thin slice of semiconductor material used as the substrate for building electronic circuits. Wafers are the output from the semiconductor foundry process before the assembly/packaging processes.

WiFi — Wireless network protocol, based on the IEEE 802.11 family of standards.

Wireless backhaul point-to-point — A method used by communication providers to use wireless data links to connect radio towers or the core network.

Wireless infrastructure — Systems designed or used by network operators or other professionals to ensure strong communication links to consumers or customers.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report"), including the sections entitled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions that do not relate solely to historical matters. Forward-looking statements are based on management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

●	our reliance on third parties, especially in our supply chain;

●	our reliance on independent sales representatives and distributors;

●	our ability to attract and retain key personnel;

●	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

●	our ability to further penetrate our existing customer base;

●

our estimates regarding future revenues, capital requirements, general and administrative expenses, sales and marketing expenses, research and development expenses, and our need for or ability to obtain additional financing to fund our operations;

●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;

●

developments and projections relating to our competitors and our industry, including recent semiconductor shortages, which have affected the automotive industry, reducing overall vehicle production and thereby creating demand irregularities for our business;

●	the impact of and our expectations regarding changes in current and future laws and regulations;

●	our inability to remediate the material weaknesses identified in internal controls over financial reporting relating to certain control processes;

●	the impact of the COVID-19 pandemic on our business, results of operations, and future growth prospects; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

v

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report or to conform these statements to actual results or revised expectations, except as required by law.

You should read this Annual Report and the documents that we reference in this Annual Report as exhibits with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

PART I

ITEM 1. BUSINESS

Guerrilla RF, Inc. (formerly known as Laffin Acquisition Corp.) was incorporated in the State of Delaware on November 9, 2020. Guerrilla RF Operating Corporation (formerly known as Guerrilla RF, Inc.), a fabless semiconductor company based in Greensboro, North Carolina, was founded in 2013, initially as a North Carolina limited liability company before converting to a Delaware corporation. On October 22, 2021, Guerrilla RF Acquisition Corp., a wholly owned subsidiary of Guerrilla RF, Inc., merged with and into Guerrilla RF Operating Corporation in a “reverse merger” transaction (the “Merger”), with Guerrilla RF Operating Corporation continuing as the surviving corporation and a wholly-owned subsidiary of Guerrilla RF, Inc.

Prior to the Merger, Laffin Acquisition Corp. was a “shell” company registered under the Exchange Act, with no specific business plan or purpose until it began operating the business of Guerrilla RF following the closing of the Merger.

All references in this Annual Report to “Guerrilla RF” refer to Guerrilla RF Operating Corporation, a privately held Delaware corporation and our direct, wholly-owned subsidiary. Unless otherwise stated or the context otherwise indicates, references to the “Company”, “we”, “our”, “us” or similar terms refer to Guerrilla RF, Inc. (formerly known as Laffin Acquisition Corp.) together with its wholly-owned subsidiary, Guerrilla RF. Guerrilla RF holds all material assets and conducts all business activities and operations of the Company.  Accordingly, throughout this Annual Report, there are frequent references to Guerrilla RF.

Our common stock is currently not quoted on any exchange or other trading platform; however, we are actively working with a registered broker-dealer to apply to have the common stock quoted on an OTC Markets Group trading platform under the symbol “GUER” as of March 31, 2022.

Our principal executive offices are located at 1196 Pleasant Ridge Road, Suite 5, Greensboro, North Carolina 27409. Our telephone number is (336) 510-7840. Our website address is www.guerrilla-rf.com. Information contained on, or that can be accessed through, our website is not a part of this Annual Report.

All trademarks, service marks and trade names appearing in this Annual Report are the property of their respective holders.  Use or display by us of other parties’ trademarks, trade dress, or products is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

Overview

Guerrilla RF is a fabless semiconductor company based in Greensboro, North Carolina. Guerrilla RF was founded in 2013 with a mission to employ RF semiconductor technology to deliver RF solutions to customers in underserved markets. Over the past several years, Guerrilla RF has become a leader in developing high-performance MMIC products for wireless connectivity. It continues to target underserved markets and customers, delivering a range of high-performance MMIC products and associated technical support to a diverse set of customers that enable a more connected world. We have produced and distributed in excess of 100 million products in our portfolio of products to over 500 customers worldwide.

Guerrilla RF possesses in-house design, applications, sales, and customer support functions as a fabless semiconductor company. It outsources the manufacture and production of its MMIC products to subcontractors located overseas, providing access to multiple semiconductor process technologies. Guerrilla RF’s primary external wafer foundries are in Taiwan and Singapore, and its primary assembly and test suppliers are located in Malaysia and the Philippines.

The current COVID-19 pandemic has affected our business, resulting in supply-chain management challenges, customer demand fluctuations, and price fluctuations throughout the semiconductor industry. We anticipate that the global health crisis caused by COVID-19 will continue to impact business activity across the globe in a variety of unpredictable ways. When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments; however, the timing and extent of any such rebound is uncertain. We continue to monitor the situation actively as the potential effects of alterations or modifications we may need to make to our operations remain unclear.

Our Industry

Global demand for ubiquitous, always-on connectivity has increased over the past several years, driving data traffic over wireless and wired networks. We believe that wireless and wired markets are undergoing multi-year technology upgrade cycles to keep pace with this demand.

Cellular operators have been migrating to 5G technology to improve efficiency, increase data throughput, reduce signal latency, and enable massive machine-to-machine connectivity. Because 5G networks operate on different frequencies (low-, mid-, and high-band spectrum) and coexist with prior cellular standards, we believe 5G deployments will increase the content opportunity for Guerrilla RF’s infrastructure RF products.

As an example, over the past several years, automakers have added more entertainment and safety features to their automobiles due in part to customer demands and in part due to increased demand for electric vehicles (EV) and an increasing focus on the development of autonomous vehicle technologies. We expect this trend to continue to increase demand for RF semiconductors in modern automobiles. We believe this trend offers a growing content opportunity for Guerrilla RF’s automotive RF products.

The COVID-19 pandemic has placed even more demand on the need for contactless and wireless communication in all aspects of human existence. Our technology helps meet that demand and facilitate rapid and contactless communication.

Our Markets

Our business is diversified across the following markets:  Wireless Infrastructure, Automotive, and Catalog Markets.

Wireless Infrastructure

The wireless infrastructure market is characterized by the deployment of 5G networks over sub-7 GHz and millimeter wave frequencies, often with mMIMO active antenna arrays, which may significantly increase the number of RF transmit and receive channels. These 5G networks require a broad portfolio of highly efficient RF solutions that increase capacity and expand coverage in a compact form factor. We support wireless infrastructure OEM located across the globe with a broad portfolio of RF solutions serving all major/applicable frequency bands under 7 GHz.

Automotive

Next-generation wireless technologies are enabling new use cases in automotive wireless connectivity, including V2X applications that facilitate direct, high-speed communication. These new use cases require complex RF solutions spanning multiple protocols, including GPS, satellite radio, DAB, WiFi, 5G (sub-7 GHz), and UWB.

Catalog Markets

Other markets (which we group and refer to as ‘Catalog Markets’) include satellite navigation, cellular repeaters, point-to-point radios, RFID/asset tracking, defense, wireless audio, and test and measurement, as well as other high-performance RF applications. Our satellite navigation solutions enable precision location finding for agricultural, aviation, maritime, mining, and construction applications. Our solutions for the cellular repeater and point-to-point radio markets facilitate network densification and expanded coverages. Our offerings enable longer battery life and improved coverage for RFID/asset tracking and defense radios. In addition, our portfolio of devices offering a wide range of gain, linearity, and noise figure performance lend themselves to use in various demanding applications in certain product markets, including those referenced above.

Our Products

Guerrilla RF’s portfolio of products has been developed to improve performance, reduce complexity, enable smaller form factors, and solve other critical RF challenges.

Wireless Infrastructure

Our solutions for mMIMO systems include LNA’s, linear driver amplifiers, and discrete PA’s. In addition, we are in the course of developing GaN amplifier modules and SOI switches, and digital step attenuators to grow our wireless infrastructure product offerings.

Automotive

We provide automotive RF connectivity products, including LNAs, linear driver amplifiers, switches, PAs, and front-end solutions. Our automotive products are designed to meet or exceed AEC-Q101 quality and reliability standards, and we supply automotive OEMs, tier-1 suppliers, and chipset vendors.

Catalog

We supply various standard RF catalog components to several markets. Our products’ unique combination of low noise, broad bandwidth, and high linearity suit many applications, including wireless audio equipment, defense and first responder 2-way radios, test and measurement equipment, cellular repeaters, and wireless backhaul point-to-point links.

Our Operations

Research and Development

Since our inception, Guerrilla RF has focused on under-served markets by providing industry-leading performance in discrete and integrated RF devices including ultra-low noise amplifiers (Ultra-LNAs), gain blocks, drivers, PAs, switches, mixers, power detectors, digital step attenuators, and infrastructure-class high power amplifiers.

We invest in research and development (R&D) to develop products necessary to serve our target markets. Our R&D activities typically support competitive design win opportunities for significant programs at key customers, which require best-in-class performance, size, cost, and functional density. We also invest in R&D to develop new products for broader market applications. Our R&D efforts require us to focus on continuous improvement and innovation in fundamental areas, including software, simulation and modeling, systems architecture, circuit design, device packaging, module integration, and test related materials and designs.

As a fabless semiconductor company, we utilize our wafer foundry manufacturing suppliers’ GaAs, GaN, and SOI CMOS process technologies. We combine these technologies with proprietary design methods, IP, and applications engineering expertise to improve performance, increase integration and reduce the size and cost of our products.

We work with our package and test suppliers to develop and qualify advanced packaging technologies to reduce component size, improve performance and reduce package costs. Our manufacturing partners’ capabilities enable us to bring these technologies to market in high volumes.  R&D expenses totaled $4.6 million for the year ended December 31, 2021, and $3.6 million for the year ended December 31, 2020.  R&D activities in 2021 and 2020 focused on developing and releasing 26 new products to bring GRF’s product catalog to a total of 101 products at the end of 2021.

Raw Materials

We utilize an outsourced manufacturing model, and our manufacturing suppliers purchase raw materials to support our requirements. Our suppliers typically use industry-standard raw materials, which reduces supply chain risk. In addition, we purchase passive components for use in modules that include tuning components.

During 2020 and 2021, the semiconductor industry experienced supply constraints for specific raw materials, including wafers and package lead frames. We expect the industry to address these constraints eventually, but we believe it may take one to two years for these constraints to ease. Meanwhile, we work closely with our manufacturing partners, developing long-term strategic partnerships to forecast our product needs and achieve adequate manufacturing capacity to mitigate the risk of having limited availability of raw materials suppliers. As a result of these strategic partnerships, we can add suppliers, redesign products using alternative raw materials, qualify multiple wafer foundries, and extend or add supply commitments to provide flexibility in our supply chain.

Manufacturing

We believe that our outsourced manufacturing strategy allows us to identify the optimum semiconductor process technology for each product while ensuring we pay competitive prices for manufacturing. Our manufacturing suppliers are broadly distributed around the globe. We qualify additional manufacturing sites and sources of supply to reduce the risk of supply interruptions or price increases, and we closely monitor our suppliers’ key performance indicators. In addition, we seek to ensure that materials and manufacturing services are available from multiple sources. Our product manufacturing comprises a two-step process: wafer fabrication and packaging. Wafers are produced in wafer foundries by subcontractors and shipped to our assembly subcontractors for packaging. Most of our products are manufactured using a single die which is placed on a copper lead frame. We use bond wires to connect terminals on the package to the appropriate pads on the die. Material composition and wire length significantly affect the performance of the end-product. Once a product has completed manufacturing, each device is RF tested to ensure it meets published specifications. We transfer compliant devices to tape and reel -- the generally accepted method customers use in their downstream manufacturing processes.

We subcontract with multiple wafer foundries located in Taiwan and Singapore. We currently utilize GaAs HBT and GaAs pHEMT process technologies; however, we are currently developing new products using SOI and GaN technologies.

We partner with multiple test and assembly (packaging) subcontractors in Malaysia and the Philippines, each of whom we consider highly experienced and well suited to support our new product roadmap. In addition, we believe that having multiple relationships provides us with additional capacity and flexibility, which is critical to risk mitigation.

Manufacturing yields vary significantly based on many factors, including product complexity, performance requirements, and the maturity of the chosen manufacturing processes. To maximize wafer yields and quality, parameters are measured throughout the manufacturing process to ensure the systems are in control and produce the expected outputs. Ongoing reliability monitoring and numerous quality control inspections are also conducted throughout the production flow to ensure that we deliver high-quality products to our customers. Semiconductor fabrication is a specialized field requiring highly controlled and clean environments. As a result, the die on a wafer can become defective due to minute impurities, variances in the fabrication process, or defects in the masks used to transfer circuit patterns onto the wafers.

Our subcontractors’ manufacturing facilities are certified to the ISO 9001 quality standard, and select locations are accredited to additional automotive (IATF 16949) and environmental (ISO 14001) standards. These stringent standards are audited and certified by third-party certification bodies. The ISO 9001 standard is the international standard for creating a quality management system. IATF 16949 is the highest international quality standard for the global automotive industry and incorporates specific additional requirements for the automotive industry. ISO 14001 is an internationally agreed-upon standard for an environmental management system. Many of our key vendors and suppliers are certified to be compliant with these standards.

Our Customers

We design, develop, manufacture, and market products for leading domestic and international original equipment manufacturers and original design manufacturers.  We also collaborate with leading reference design partners and design consultants globally.

Approximately 85% and 94% of our business in 2020 and 2021, respectively, was from sales to customers in the following markets: Wireless Infrastructure, Automotive, and Cellular Boosters/DAS.  Approximately 90%  and 92% of all of our product sales are made via distributors, and approximately 10% and 8% of sales are made directly to end-user customers in 2020 and 2021, respectively.

Our customers purchase RFIC and MMIC solutions for various applications, including base stations, satellite radio antennas, GPS/GNSS products, small cells, WiFi, cellular boosters, and compensators.

Export Controls

Some of our sales to overseas customers may, from time to time, be required to comply with export licenses or other restrictions imposed by the U.S. Department of Commerce. Additionally, all of our exports are required to comply with Export Administration Regulations. Most of the products, services, and technologies that fall within the scope of the Export Administration Regulations are not specifically controlled for export and are classified as “EAR99”.  As of December 31, 2021, none of our products were subject to export licenses and, as such, were classified as EAR99. As such, they fall under U.S. Department of Commerce jurisdiction and are not included in the U.S. Department of Commerce’s Control List. We are also required to adhere to the Entity List published by the U.S. Department of Commerce’s Bureau of Industry and Security (https://www.bis.doc.gov/index.php/policy-guidance/lists-of-parties-of-concern/entity-list ).

Governmental Regulation

The semiconductor industry in which we operate is regulated, and the products and solutions we provide are subject to a complex set of federal, State, and country-specific laws and regulations.  We are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and a system of internal accounting controls. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, and others may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition, and result of operations.

Environmental

Guerrilla RF and our overseas manufacturing subcontractors are subject to various extensive and changing domestic and international federal, state, and local governmental laws, regulations, and ordinances related to the use, storage, discharge, and disposal of toxic, volatile, or otherwise hazardous chemicals used in the manufacturing process.

We monitor our manufacturing subcontractors and their compliance with applicable environmental laws and regulations.

We require that our suppliers certify their compliance with applicable environmental laws and regulations related to hazardous materials used in the manufacturing, assembly, and testing of our products, particularly materials retained in the final product. In addition, we have developed specific restrictions on the content of certain hazardous materials in our products and those of our suppliers and outsourced manufacturers and subcontractors. This practice helps ensure our products are compliant with the requirements of the markets into which we sell our products and with our customers’ needs.

Import/Export Controls

We are also subject to import/export controls, tariffs, and other trade-related regulations and restrictions in countries where we conduct business. These controls, tariffs, regulations, and restrictions (including those related to, or affected by, United States-China relations, as discussed below) may impact our business, including our ability to sell products and manufacture or source components.

Other Governmental Regulations

Government regulations are subject to change in the future. Accordingly, we cannot assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business, results of operations, or financial condition.

Sales and Marketing

We sell our products worldwide directly to customers and through a network of U.S. and foreign sales representative firms and distributors. We select our domestic and foreign sales representatives based on their technical skills and sales expertise, complementary product lines, and customer bases. In addition, we provide ongoing educational training about our products to our internal and external sales representatives and distributors. We maintain an internal sales and marketing organization responsible for key account management, customer application engineering support, sales and advertising literature, and technical presentations for industry conferences. Our direct sales personnel are located throughout the world. We handle all our technical customer support out of our headquarters in Greensboro, N.C.

Our website contains extensive product information and includes state-of-the-art parametric search tables that allow engineers to locate products quickly and easily. Customers can learn about our products, download datasheets, product catalogs, s-parameters, application notes, and many other technical documents from our website. Our team of application engineers interacts with customers during all design and production stages, maintains regular contact with customer engineers, provides product application notes and engineering data, and assists in resolving technical problems. We maintain close relationships with our customers and provide them with technical support to help them anticipate future product needs. We actively seek their input to guide our product roadmaps.

Seasonality

Our sales are generated via standard purchase orders or specific agreements with customers. Historically, we have experienced seasonal fluctuations in the sale of our products, with revenue typically strongest in our fourth fiscal quarter.

Competition

We operate in competitive environments across all of our market segments. Our end-user customers’ product life cycles can be relatively long compared to mobile phones or similar consumer products. For example, wireless infrastructure and automotive market product life cycles can be in the 5-10 year range compared to the 12-18 month range for mobile phones or similar products. Our ability to effectively compete is primarily determined by our ability to innovate with new products, improve existing products already on the market, maintain close relationships with our supply chain partners and key customers, and deliver new and improved products before our competitors. In addition, our competitiveness is affected by the quality of our customer service and technical support.

We compete primarily with Qorvo, Inc., NXP Semiconductors N.V., Skyworks Solutions, Inc., and MACOM Technology Solutions Inc.

Many of our current and potential competitors have entrenched market positions and customer relationships, established patents, and other intellectual property and substantial technological capabilities.  The selection process for our products is highly competitive, and our end-user customers provide no guarantees that they will include our products in the next generation of their products. Additionally, many of our competitors may have significant financial, technical, manufacturing, and marketing resources, which may allow them to implement new technologies and develop new products more quickly.

Intellectual Property (IP)

Our IP, including patents, copyrights, trademarks, and trade secrets, is essential to our business, and we actively seek opportunities to leverage our IP portfolio to promote our business interests. We also actively seek to monitor and protect our global IP rights and deter unauthorized use of our IP and other assets. Such efforts can be complex because of the absence of consistent international standards and laws. Moreover, we respect the IP rights of others and strive to mitigate the risk of infringing or misappropriating third-party IP.

Patent applications are filed within the U.S. and may be filed in other countries where we have a market presence. On occasion, some applications do not mature into patents for various reasons, including rejections based on prior art. In addition, the laws of some foreign countries do not protect IP rights to the same extent as U.S. laws. We have two patents, each of which will expire in February 2034. Because of our rapid innovation and product development and the comparatively slow pace of patenting processes, our products could be obsolete before the related patents expire or are granted. However, we believe the duration and scope of our patents are sufficient to support our business, which as a whole is not significantly dependent on any one particular patent or IP right. As we expand our products and offerings, we also seek to expand our patent prosecution efforts to cover such products.

We periodically register federal trademarks, service marks, and trade names that distinguish our product brand names in the market. We also monitor these marks for their proper and intended use. Additionally, we rely on non-disclosure and confidentiality agreements to protect our interest in confidential and proprietary information that gives us a competitive advantage, including business strategies, unpatented inventions, designs, and process technology. Such information is closely monitored and made available only to those employees whose responsibilities require access to the data.

Rights in trademarks, service marks and trade names do not have expiration dates.  Of those rights, we have five federal registrations and three pending federal applications for registration at the United States Patent and Trademark Office (USPTO). The registrations have (and will have) technical expiration dates, but each are renewable indefinitely.

Human Capital

We believe that our employees are our greatest assets, and we must continue to attract, develop, retain, and motivate our employees to remain competitive and execute our business strategy.  We strive to meet these objectives by offering competitive pay and benefits in a diverse, inclusive, and safe workplace. In addition, we provide opportunities for our employees to grow and develop their careers.

As of December 31, 2021, we had 65 full-time employees and three temporary employees in four countries. By region, approximately 90% of our total employees are located in the United States and 10% in Asia. By primary job function, about 50% of our employees have engineering or technician roles, 8% are in operations, and 42% have sales, marketing, or other administrative roles. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Competitive Pay and Benefits

We provide compensation and benefits packages that we believe are competitive within our industry. We use a combination of compensation and other programs (which vary by region and salary grade) to attract, motivate and retain our employees, including stock option awards, retirement programs, unlimited personal time off, and health and wellness benefits and programs. In addition, we benchmark our compensation and benefits packages annually to remain competitive with our peers and attract and retain talent throughout our organization.

Employee Recruitment, Retention, and Development

We are committed to recruiting, hiring, retaining, promoting, and engaging a diverse workforce to serve our global customers. We have established relationships with professional associations and industry groups to attract talent proactively. In addition, we partner with universities to recruit undergraduate and graduate students for our internship program and entry-level positions. We also invest in employee development programs to provide employees with the training and education they need to help achieve their career goals and build relevant skills.

We believe our unique corporate culture, competitive compensation and benefits programs, and career growth and development opportunities promote longer employee tenure and reduce turnover. We monitor employee turnover rates as our success depends upon retaining and investing in our highly skilled technical staff. As a result, our attrition rate has consistently been below the technology industry average.

Diversity, Equity, and Inclusion

We value the uniqueness that an inclusive and diverse global team brings to our company. Therefore, we are focused on creating an environment that leverages the perspectives and contributions of each employee.

Safety, Health, and Wellness

In response to the COVID-19 pandemic, we reduced business travel and instituted comprehensive safety protocols for our facility.  In addition, we offered the option to our employees to work from home, though most opted to return to in-person work after lockdowns ended.

We prioritize safe working conditions. We are committed to an injury-free workplace and provide dedicated workplace training and leadership support to reduce or eliminate health and safety risks.

Facilities

Our corporate headquarters are located in Greensboro, NC, where we lease approximately 10,800 square feet of office space under a lease agreement that expires in 2024 subject to a right to early termination upon payment of an early termination fee.

Although we believe our existing facilities are suitable to meet our current needs, we also believe that substantial additional space will be required to meet projected growth.  In that regard, we have entered into a new lease agreement for alternative space in which we would occupy a different building having in excess of 50,000 square feet in Greensboro, NC once the building is renovated in accordance with plans we have agreed upon with a new landlord. The lease is for a term of 10 years and two months once all improvements and renovations are substantially complete and we take possession of the building.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations, and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risk Factors Summary

●	Our ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations, which may be unavailable on attractive terms, if at all, and could dilute your investment.

●

We have incurred significant losses in the past and will experience losses in the future. Our business and stock price may be adversely affected if we cannot make consistent progress toward future profitability.

●	Our ability to realize our deferred tax asset and deduct certain future losses could be limited if we experience, or are deemed to already have experienced, an ownership change as defined in the U.S. Internal Revenue Code.

●

We are an emerging commercial company that began commercial operations selling products in 2014. Since we base our expectations of potential customers and future demand for our products on only limited experience, it is difficult for our management and investors to forecast and evaluate our prospects and revenues accurately.

●	We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

●

We may not generate sufficient cash to service our debt, fund capital expenditures, or support our business growth. As a result, we may be forced to take other actions to satisfy our debt obligations and financing requirements, which may not be successful or on terms favorable to us.

●	Our sales have been concentrated in a small number of customers.

●	We are still developing many of our products, and they may not be accepted in the market or by significant customers.

●

Our operating results are substantially dependent on developing new products and achieving design wins. Therefore, our future revenues that fund our growth in operations, continuing product development, administrative costs, and sales and marketing efforts are highly dependent on winning slots for our new product offerings.

●

The ultimate impact of the COVID-19 pandemic on our business continues to be unknown. However, beginning in the second quarter of 2020, we observed delays, declining demand, and price fluctuations in the semiconductor industry.

●

We depend heavily on a single electronics distribution company to augment the reach of our field sales team and stock our products for a quick fulfillment of orders to numerous end users of our products. Therefore, any disruption of this relationship would result in a significant loss of sales to the extensive market participants with whom we place our products. Furthermore, any disruption of our relationship with this distributor could result in their default in a large portion of our accounts receivable, which can often exceed 60% of total commercial receivables due to us.

●

We depend heavily on third parties, especially in our supply chain. Therefore, any disruption in our third-party supply chain relationships, either due to their constraints or their respective decision to suspend materials delivery, would adversely affect our ability to make products and execute sales orders. We may not be able to recover from any disruption that lasts a significant period of time.

●	We sell to several large companies with considerable bargaining power, which may require us to agree to terms and conditions that could harm our business or ability to recognize revenues.

●	We face risks related to sales through independent sales representatives and distributors.

●	If we experience poor manufacturing yields, our operating results may suffer.

●	We are subject to inventory risks and costs because we build our products based on anticipated customer orders and forecasts often before receiving purchase orders for the products.

●	We operate in a very competitive industry and must continue to innovate.

●

Unfavorable changes in interest rates, pricing of certain precious metals, utility rates, and foreign currency exchange rates may adversely affect our financial condition, liquidity, and results of operations.

●	Failure to retain and recruit essential engineering, operations, sales/marketing, and administrative talent could negatively impact our business and financial results.

●	Litigation or legal proceedings could expose us to significant liabilities, occupy a considerable amount of our management’s time and attention, and damage our reputation.

●

We rely on our intellectual property and copyrighted designs. As a result, we may not be able to successfully protect against the use of our intellectual property by third parties. As a result, we may be subject to claims of infringement of third-party intellectual property rights.

●

We face risks from manufacturing and packaging our products by outside parties located in Taiwan, Singapore, the Philippines, and Malaysia. These risks may include quality failures, export and import complexities and disruptions, geopolitical issues, factory failures or closures, local or global laws violations, the impact of COVID-19 locally, and sudden process manufacturing deviations. In the event of a manufacturing disruption with one of our manufacturing providers, we have options to move manufacturing to another approved supplier with the same processing capabilities.

●

Government regulation may adversely affect our business. Economic regulation in China and other countries where we sell products could adversely impact our business and the results of operations. Changes in government trade policies, including the imposition of tariffs and export restrictions, have limited and could continue to limit our ability to sell or provide our products and other items to specific customers and suppliers, which may materially adversely affect our sales and results of operations.

●	Security breaches and other disruptions could compromise our proprietary information and expose us to liability, which would cause our business and reputation to suffer.

●

There is currently no market for our common stock, and there can be no assurance that any market will ever develop. Therefore, you may be unable to resell shares of our common stock at times, and prices that you believe are appropriate.

●	We do not intend to pay dividends for the foreseeable future, and, as a result, your ability to achieve a return on your investment will depend on appreciation of the price of our common stock.

●	Our international operations subject us to additional risks that can adversely affect our business results of operations and financial condition.

●	Our revenues are dependent on our ability to maintain and expand existing customer relationships and our ability to attract new customers.

●

If we fail to increase market awareness of our brand and products, expand our sales and marketing operations, improve our sales execution, and increase our sales channels, our business could be harmed.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations, which may be unavailable on attractive terms, if at all, and could dilute your investment.

Our recurring operating losses and our current operating plans raise substantial doubt about our ability to continue as a going concern for the next twelve months. Our independent registered public accounting firm issued their audit report on our consolidated financial statements for the years ended December 31, 2021 and 2020, which included an explanatory paragraph as to our ability to continue as a going concern. While we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans through the end of 2022, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate.

Our ability to continue as a going concern will depend on us being able to raise additional capital to fund our operations and achieve our business objectives.  The ongoing impact of the COVID-19 pandemic cannot be predicted with certainty and may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition, and liquidity.  We will be required to engage in equity or debt financings to secure additional funds.  If we close one or more additional equity or debt financings, our stockholders may experience significant dilution of their ownership interests, the rights given to new equityholders may be superior to those of our common stockholders and the per share value of our common stock could decline.  Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to run our business or incur additional indebtedness.  The debt financing could also contain restrictive covenants that may impact how we run our business and could result in the loan being paid back in full immediately if we are in non-compliance. In addition, if we are unable to raise additional capital when needed or on acceptable terms, we may not be able to, among other things:

•continue our business and operations;

•develop or enhance our products;

•continue to expand our sales and marketing and research and development organizations;

•acquire complementary technologies, products, or businesses;

•expand operations, in the United States or internationally;

•hire, train and retain employees; or,

•respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of these things could harm our business, financial condition and results of operations or affect our ability to continue as a going concern.

 We have incurred significant losses in the past and will likely experience losses in the future.

We have incurred significant losses in the past and recorded a net loss of $2.8 million for the year ended December 31, 2021, and $2.0 million for the year ended December 31, 2020.  As of December 31, 2021, we had an accumulated deficit of $15.0 million and $12.2 million at December 31, 2020. Our business and stock price may be adversely affected if we cannot make consistent progress toward future profitability.

Our ability to be profitable in the future depends upon continued demand for our products from existing and new customers. Furthermore, further adoption of our products depends upon our ability to improve the quality of our products. In addition, our profitability will be affected by, among other things, our ability to execute on our business strategy, the timing and size of customer orders, the pricing and costs of our products, competitive offerings, macroeconomic conditions affecting the semiconductor industry, the COVID-19 pandemic, and the extent to which we invest in sales and marketing, research and development, and general and administrative resources.

Our ability to realize our deferred tax asset and deduct certain future losses could be limited if we experience, or are deemed to already have experienced, an ownership change as defined in the U.S. Internal Revenue Code ("Code").

Section 382 of the Code may limit the benefit of both net operating losses incurred to date and future “built-in-losses” which may exist at the time of an “ownership change” for federal income tax purposes.  A Section 382 “ownership change” occurs if a shareholder or a group of shareholders who are deemed to own at least 5% of our common stock increase their ownership in aggregate by more than 50% over their lowest ownership percentage within a testing period which is generally a rolling three-year period.  If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of losses we can use to reduce our taxable income equal to the product of the total value of our outstanding equity (potentially subject to certain adjustments) immediately prior to the “ownership change” and the federal long-term tax-exempt interest rate in effect for the month of the “ownership change.”  A number of special rules apply to calculating this limit.

The relevant calculations under Section 382 are technical and highly complex.  Whether an “ownership change” occurs, or is deemed to already have occurred, is largely outside of our control, and there can be no assurance that such a change has not already occurred or will not occur in the future.  If an “ownership change” has occurred, or occurs in the future, it is possible that the limitations imposed could cause a net increase in our federal income tax liability and cause federal income taxes to be paid earlier than if such limitations were not in effect.  An ownership change could also eliminate a portion of the federal tax loss carryforward if the limitation is low and causes our net operating losses to expire unutilized. Any such “ownership change” could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.

We have identified material weaknesses in our internal control over financial reporting.  These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of  consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).  Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified material weaknesses in our internal control over financial reporting related to:  significant positions utilized for our tax provisions, accounting policy and documentation of management’s contemplation of the accounting treatment and implications over significant unusual transactions, our Chief Financial Officer's ("CFO") rights and access to post journal entries, and our financial reporting process.  As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. Our plans at this time include retaining a public accounting firm to assist us with our tax accounting and tax provision calculations, enhancing our procedures to evaluate and document the accounting treatment over significant unusual transactions including the utilization of an accounting research tool commonly used by other public companies, eliminating our CFO's rights and access to post journal entries to enhance our segregation of duties, and enhancing our financial reporting scheduling and closing calendar and our secondary review process during our financial reporting process.  The elements of our remediation plans can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis.  If our consolidated financial statements are not accurate, investors may not have a complete understanding of our operations.  Likewise, if our consolidated financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.  In either case, there could result a material adverse effect on our business.  Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.  In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Impact of COVID-19 on our Business

The ultimate impact of the COVID-19 pandemic on our business is unknown. However, beginning in the second quarter of 2020, we observed delays, declining demand, and price fluctuations in the semiconductor industry. We also observed a substantial reduction in our automotive business. In addition, our supply-chain management was adversely affected by factory shut-downs and reductions in capacity as factories were required to adhere to stay-at-home orders or limit the on-site staff to reduce the rate of infections.

To protect the health and safety of our employees, we have taken precautionary action and adopted social distancing measures including the implementation of staffing plans whereby employees can work remotely. Our efforts continue to evolve in response to any new or revised government measures and scientific knowledge regarding COVID-19. To contain COVID-19 or slow its spread, since early 2020, governments worldwide have enacted measures, including orders to close all businesses not deemed “essential,” isolating residents to their homes or places of residence, and implementing the practice of social distancing when engaging in essential activities.  These measures have had limited effect on the method and timing of certain business meetings and deliverables to specific customers and our ability to obtain certain suppliers’ materials, equipment, and services.

We anticipate that these actions and the global health crisis caused by COVID-19 will continue to negatively impact business activity across the globe. When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments; however, the timing and extent of any such rebound is uncertain. We will continue to monitor the situation actively. We may take further actions altering the business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. The potential effects of such alterations or modifications on our business are unclear, including our customers, employees, and prospects for our financial results.

We have a limited operating history upon which investors can evaluate our business and prospects.

We are an emerging commercial company that began commercial operations selling products in 2014. Since we base our expectations of potential customers and future demand for our products on only limited experience, it is difficult for our management and investors to forecast and evaluate our prospects and revenues accurately. Therefore, the proposed progression of our operations is subject to the risks inherent in light of the expenses, difficulties, complications, and delays frequently encountered in connection with the growth of any new business, as well as those risks that are specific to our Company in particular. The risks include but are not limited to our reliance on third parties to complete some processes for the manufacturing and packaging of our products and the possibility that we will not be able to achieve design wins with our products. In addition, to successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If unsuccessful, the Company and its business, financial condition, and operating results will be materially and adversely affected.

We may not generate sufficient cash to service our current or future debt or fund capital expenditures. As a result, we may be forced to take other actions to satisfy our debt obligations and financing requirements, which may not be successful or on terms favorable to us.

Our ability to make scheduled payments on, or to refinance, our current or future debt obligations and to fund working capital, planned capital expenditures and expansion efforts, and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and on our financial condition and operating performance. However, our financial condition and operating performance are subject to prevailing economic and competitive conditions and specific financial, business, and other factors beyond our control. As a result, we cannot ensure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay our debt. For example, should our cash flows and capital resources be insufficient to fund our debt service obligations, we may face liquidity issues and be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service and other obligations.

Our operating results are substantially dependent on developing new products and achieving design wins. Therefore, our future revenues that fund our growth in operations, continuing product development, administrative costs, and sales and marketing efforts are highly dependent on winning slots for our new product offerings.

Our largest markets are characterized by high levels of competition from formidable market participants, and they are often much larger in size and have greater capacity than us. Therefore, to effectively compete in our markets, we must introduce new product solutions that satisfy customer demands for greater functionality and improved performance. However, it is possible that we may fail to provide such solutions in time for our end-user customers’ design cycles. In that case, we may experience a lack of growth that is central to our strategic plans or even suffer substantial decreases in our revenue by missing out on these design windows.

Our success depends on our ability to develop and introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new products is a highly complex process, and we have experienced delays in completing the development and introduction of new products at times.

We participate in markets with a broad array of applications which make our ability to predict market requirements more challenging and consequently makes the definition and design of new products that address those requirements more difficult to ensure the future success of our business.

Our success at effective product development depends on several factors, including the following:

●	our ability to design products that meet industry requirements, costs, and performance levels, including specific customer product requirements;
●	our ability to introduce new products that are competitive and which we can offer at competitive prices for the functionality and performance delivered;
●	our ability to recruit and retain qualified product design engineers;
●	our ability to supply products that are highly reliable and free of defects;
●	our ability to meet industry and customer product ramps; and,
●	the success of our customers’ products in the market, which, in turn, determines the demand for our chips.

The industry and the markets in which we operate are highly competitive and subject to rapid technological change. Therefore, for our RF products to be competitive and achieve market acceptance, we need to keep pace with the rapid development of new process technologies.

The markets in which we compete are intensely competitive. We operate primarily in the industry that designs and produces semiconductor components for wireless communications and other wireless devices, which are subject to rapid changes in both product and process technologies based on demand and evolving industry standards. The markets for our products are characterized by:

●	rapid changes in customer requirements;
●	frequent new product introductions and enhancements;
●	continuous demand for higher levels of integration, decreased size, and reduced power consumption;

●	fluctuating pricing; and,
●	evolving industry standards.

Our R&D activity and resulting products could become obsolete or less competitive sooner than anticipated because of a faster than expected change in one or more of the above-noted factors. Therefore, for our products to be competitive and achieve market acceptance, we need to keep pace with the rapid development of new process technologies, which requires us to:

●	respond effectively to technological advances by the timely introduction of new technologies and products;
●	successfully implement our strategies and execute our R&D plan in practice; and,
●	implement cost reductions into the manufacturing of our products.

Many of our current and potential competitors have entrenched market positions and customer relationships, established patents, and other IP and substantial technological capabilities. Additionally, many of our competitors may have significant financial, technical, manufacturing, and marketing resources, which may allow them to implement new technologies and develop new products more quickly.

We may require additional capital to support our business growth, and such capital may not be available.

We intend to continue making investments to support business growth. We may require additional funds to respond to business challenges, including developing new solutions or enhancing existing solutions, enhancing our operating infrastructure, expanding our sales and marketing capabilities, and acquiring complementary businesses, technologies, or assets. Accordingly, we may need to engage in additional equity or debt financing to secure funds. However, equity and debt financing might not be available when needed or, if available, might not be available on terms satisfactory to us. If we raise additional funds through equity financing, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to obtain adequate financing or financing on terms satisfactory to us in the future, our ability to continue to support our business growth and to respond to business challenges could be significantly limited as we may have to delay, reduce the scope of, or eliminate some or all of our initiatives, which could harm our operating results.

We are still developing many of our products, and they may not be accepted in the market or by significant customers.

Although we believe that our products provide advantages over existing MMIC products in the market, we cannot be sure that new products will achieve market acceptance.

The successful development and market acceptance of our MMIC products will be highly complex and will depend on the following principal competitive factors, including our ability to:

●	comply with industry standards and effectively compete against current products;
●	differentiate our products from offerings of our competitors by delivering MMICs that are higher in quality, reliability, and technical performance;
●	anticipate customer and market requirements, changes in technology and industry standards, and timely develop improved technologies that meet high levels of satisfaction among our potential customers;
●	maintain, grow and manage our internal teams to the extent we increase our operations and develop new segments of our business;
●	build and sustain successful collaborative, strategic, and other relationships with manufacturers, customers, and contractors;
●	protect, create or otherwise obtain adequate IP for our technology; and,
●	achieve strong financial, sales, marketing, technical and other resources necessary to develop, test, manufacture, and market our products.

If we are unsuccessful in accomplishing these objectives, we may not compete successfully against current and potential competitors. As a result, the market may not accept our future MMIC products.

In addition, Tier 1 manufacturers may be less receptive to adopting solutions from smaller companies such as the Company due to their desire to limit the expansion of their approved vendor lists. The Company could also face pressure from competitors who can provide more lucrative bundling options due to the breadth of their overall portfolio.

We depend on a large distributor and several large customers in the automotive and wireless infrastructure market.

A substantial portion of our product revenue results from sales to large suppliers in the automotive industry, which require special performance and reliability requirements and stringent volume delivery demands. In addition, we rely heavily on the wireless infrastructure market, which, similar to our automotive customers, requires we reliably meet high volume delivery schedules. Therefore, our future operating results will be heavily affected by the success of large automotive and wireless infrastructure customers.

Our three largest end customers collectively accounted for approximately 49% and 60% of our revenue for 2021 and 2020, respectively. We often service end customers through our largest distributor, who will ship to and bill directly for product shipments. The concentration of billings to this distributor as a portion of our total revenues were 76% and 61% for fiscal years 2021 and 2020, respectively. It is possible that demand for their customers’ products decreases materially.

We depend heavily on third parties.

We partner with a limited number of external suppliers and rely on them to fulfill our customers’ orders. These third-party suppliers perform complex manufacturing processes, including die processing, packaging, and test, tape and reel. The semiconductor industry has experienced supply constraints for specific items, which the COVID-19 pandemic has exacerbated.

If these third-party suppliers fail to deliver our products on time, we will be unable to satisfy our customers’ orders, which will negatively impact our financial results, cash flow, and our ability to fund further product development efforts.

Our key suppliers commit to being compliant with applicable ISO 9001 quality standards; however, should they experience quality and reliability issues, this may delay shipments to our customers and negatively affect our reputation directly with customers and our reputation in the market, which could negatively impact our financial results.

We sell to several large companies with considerable bargaining power, which may require us to agree to terms and conditions that could harm our business or ability to recognize revenues.

Large companies comprise a significant portion of our current and target customer base. These customers generally have greater purchasing power than smaller entities and, accordingly, often demand more favorable terms from suppliers, including us. As a result, as we seek to expand our sales to existing customers and acquire new customers, we may be required to agree to terms and conditions that are more favorable to our customers, and that may affect the timing of our ability to recognize revenue, increase our costs, and harm our business, financial condition, and results of operations. Failure to satisfy such onerous terms may result in litigation, damages, additional costs, market share loss, and reputation loss. Additionally, these large customers may require that we agree to most-favored customer or exclusivity provisions concerning specific products that restrict our ability to do business with other customers causing us to increasingly rely on such large customers.

We face risks related to sales through independent sales representatives and distributors.

We sell a significant portion of our products through third-party distributors. We depend on these distributors to help us create end-customer demand, provide technical support and other value-added services to customers, fill customer orders, and stock our products. As a result, a material change in our relationship with one or more of these distributors or their failure to perform as expected could negatively impact our financial results.

Our ability to add or replace distributors for some of our products may be limited because our end-customers may be hesitant to accept the addition or replacement of a distributor due to advantages in the incumbent distributors’ technical support and favorable business terms related to payments, discounts, and stocking of acceptable inventory levels.

Using third parties for sales representation and distribution exposes us to many risks, including competitive pressure, concentration, credit risk, and compliance risks. Other third parties may use one of our distributors or sales representatives to sell products that compete with our products. We may need to provide financial and other incentives such as higher commission rates to encourage them to prioritize the sale of our products. Our distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of the FCPA or similar laws by our distributors or other third-party intermediaries could have a material impact on our business.

Failure to manage risks related to our use of distributors or other third-party intermediaries may reduce sales, increase expenses, and weaken our competitive position.

Business disruptions could harm our business and adversely affect our results of operations.

Our business could be disrupted by natural disasters, industrial accidents, cybersecurity incidents, telecommunications failures, power or water shortages, extreme weather conditions, public health issues (including the COVID-19 pandemic), military actions, acts of terrorism, political or regulatory issues, and other man-made disasters or catastrophic events.

We carry commercial property damage and business interruption insurance against various risks, with limits we deem adequate, for reimbursement for damage to our fixed assets and the resulting disruption of our operations. However, this coverage likely would not wholly cover the negative impact to our business for any lengthy interruption, which could harm our Company in an unanticipated way and result in significant losses, a decline in revenue, and an increase in our costs and expenses. Disruptions from these events would likely require substantial recovery time and impact profits and cash flow in a significant manner. In addition, such business disruptions would adversely impact our relationships with our customers.

If our customers independently experience comparable business disruptions, they may reduce or cancel their orders, which may adversely affect our results of operations.

If we experience poor manufacturing yields, our operating results may suffer.

Our products are unique and fabricated using semiconductor process technologies that are highly complex. In some cases, we assemble our products in customized packages. Some of our products consist of multiple components in a single module and feature enhanced levels of integration and complexity. Our customers insist that we design our products to meet their same quality, performance, and reliability specifications. Our manufacturing yield is a combination of yields across the entire supply chain, including wafer fabrication, assembly, and test yields. Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields, particularly for new products.

Our end-user customers test our products once they assemble them into their products. The number of usable products that result from our subcontractor production process can fluctuate because of many factors, including:

●	design errors;
●	defects in photomasks (which are used to print circuits on a wafer);
●	minute impurities and variations in materials used;
●	contamination of the manufacturing environment;
●	equipment failure or variations in the manufacturing processes;
●	losses from broken wafers or other human error; and,
●	defects in substrates and packaging.

Although our supply chain partners and our engineering and quality groups constantly seek to improve our manufacturing yields, such efforts may encounter significant barriers to success resulting in less-than-optimal yields or losses that would directly impact profits and increase costs and lower cash flows.  For example, costs of product defects and deviations from required specifications include the following:

●	disposal of inventory or financial write-offs of inventory;
●	accepting returns of products;
●	providing product replacements at no charge;
●	reimbursement of direct and indirect costs incurred by our customers in recalling or reworking their products due to defects in our products;
●	travel and personnel costs to investigate potential product quality issues and to identify or confirm the failure mechanism or root cause of product defects; and,
●	defending against litigation.

These issues could negatively impact our market position and reputation with customers, resulting in long-term harm to our business and financial results.

We are subject to inventory risks and costs because we build our products based on anticipated customer orders and forecasts often before receiving purchase orders for the products.

To ensure the availability of our products for some of our largest end-user customers, we start manufacturing certain products in advance of receiving purchase orders based on forecasts provided by these customers. However, these forecasts do not represent binding purchase commitments, and we do not recognize sales for these products until they are shipped to our customers. As a result, we incur significant inventory and manufacturing costs in advance of anticipated sales. Because demand for our products may not materialize or may be lower than expected, manufacturing based on forecasts subjects us to heightened risks of higher inventory carrying costs, increased obsolescence, and higher operating costs. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory, which would negatively impact our gross margin and other operating results.

We operate in a very competitive industry and must continue to innovate.

We compete with several companies primarily to design, manufacture, and sell RF solutions and discrete integrated circuits and modules. Increased competition from any source could adversely affect our operating results through lower prices for our products, reduced demand for our products, losses of existing design slots with critical customers, and a corresponding reduction in our ability to recover development, engineering, and manufacturing costs.

Many of our existing and potential competitors have entrenched market positions, historical affiliations with OEMs, considerable internal manufacturing capacity, established IP rights, and substantial technological capabilities. The semiconductor industry has experienced increased industry consolidation over the last several years, a trend we expect to continue. Many of our existing and potential competitors may have more significant financial, technical, manufacturing, or marketing resources than we do. As a result, we cannot be sure that we will compete successfully with our competitors.

Unfavorable changes in interest rates, pricing of certain precious metals, utility rates, and foreign currency exchange rates may adversely affect our financial condition, liquidity, and results of operations.

Any of these macro conditions could negatively impact our supply chain partners and the industry as a whole, which could materially decrease our profits and cash flow.

To compete, we must attract, retain, and motivate key employees, and our failure to do so could harm our business and our results of operations.

We must hire and retain qualified employees, develop leaders for essential business functions, and train and motivate our employees. Our future operating results and success depend on keeping critical technical personnel and management and expanding our sales and marketing, R&D, finance, and administration personnel. We do not have employment agreements with the vast majority of our employees.

We must attract qualified personnel. The competition for qualified personnel is intense, especially considering the size of our organization, which must compete with much larger companies for top talent. The number of people with experience, particularly in RF engineering, software engineering, integrated circuit design, and technical marketing and support, is limited. In addition, existing or new immigration laws, policies, or regulations in the U.S. may limit the pool of available talent. For example, travel bans, difficulties obtaining visas, and other restrictions on international travel could make it more challenging to manage our international operations effectively, operate as a global company, or service our international customer base. Changes in the interpretation and application of employment-related laws to our workforce practices may also result in increased operating costs and less flexibility in meeting our changing workforce needs. As a result, we cannot be sure that we will be able to attract and retain skilled personnel in the future, which could harm our business and our results of operations.

Litigation or legal proceedings could expose us to significant liabilities, occupy a considerable amount of our management’s time and attention, and damage our reputation.

We may, from time to time, be a party to various litigation claims and legal proceedings. We will evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. For example, our manufacturers’ failure to successfully manufacture products that conform to our design specifications and the U.S. Federal Communications Commission's ("FCC") strict regulatory requirements may lead to product defects and substantial costs to repair or replace these parts or materials, significantly impacting our ability to develop and implement our technology and improve our products’ performance. In addition, claims made or threatened by our suppliers, distributors, end-user customers, competitors, or current or former employees could adversely affect our relationships, damage our reputation or otherwise adversely affect our business, financial condition, or results of operations. The costs associated with defending legal claims and paying damages could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful.

We may establish reserves as appropriate based upon assessments and estimates under our accounting policies in accordance with U.S. GAAP. We base our assessments, estimates, and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Actual settlements, verdicts, or resolutions of these claims or proceedings may negatively affect our business and financial performance. For example, a successful claim against us that is not covered by insurance or over our available insurance limits could require us to make significant damages payments and could materially adversely affect our financial condition, results of operations, and cash flows.

We may become subject to warranty claims, product recalls, and product liability claims that could materially and adversely affect our financial condition and results of operations.

We may become subject to warranty claims, product recalls, and product liability claims that could lead to significant expense. In addition, although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, we may elect to self-insure concerning some issues, and our reserves may be inadequate to cover the uninsured portion of such claims.

Product liability insurance is subject to significant deductibles, and such insurance may be unavailable or inadequate to protect against all claims. If one of our end-user customers recalls a product containing one of our devices, we may incur material costs and expenses, including replacement costs, direct and indirect product recall-related costs, diversion of technical and other resources, and reputational harm. Our customer contracts typically contain warranty and indemnification provisions, and in some instances, may also have liquidated damages provisions relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases, are included in agreements with some of our largest end-customers. Any such liabilities may significantly exceed any revenue we receive from the sale of the relevant products. Costs, payments, or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations.

We are subject to risks associated with environmental, health, and safety regulations and climate change.

We are subject to many U.S. and foreign environmental, health, and safety laws and regulations. These laws and regulations include those related to the use, transportation, storage, handling, emission, discharge, and recycling or disposal of hazardous materials. Our failure to comply with any of these existing or future laws or regulations could result in:

●	regulatory penalties and fines;
●	legal liabilities, including financial responsibility for remedial measures if our properties are contaminated;
●	expenses to secure required permits and governmental approvals;
●	reputational damage; and,
●	suspension or curtailment of third-party manufacturing, assembly, and test processes.

Existing and future environmental laws and regulations could also impact our product designs and limit or restrict the materials or components included in our products.

New climate change laws and regulations could require changes to manufacturing processes and increase our costs. In addition, new restrictions on carbon dioxide emissions or other greenhouse gases could result in increased costs for us and our suppliers. Various jurisdictions are developing different climate change-based regulations that may increase expenses and adversely affect our operating results. We expect increased worldwide regulatory activity relating to climate change in the future. Future compliance with these laws and regulations may adversely affect our business and the results of operations.

Impact of Product Demand on our Business

Our revenue, earnings, margins, and other operating results have fluctuated significantly and may fluctuate considerably in the future. If demand for our products weakens as a result of economic conditions or for other reasons, our revenue and profitability will be impacted. Our future operating results will depend on many factors, including business, political and macroeconomic changes such as trade restrictions and recession or slowing growth in the semiconductor industry and the overall global economy.

If demand for our products slows, our financial and operating results will be negatively impacted, thus impeding our ability to fund future product development efforts and, in extreme cases, negatively impacting our ability to finance normal operations without acquiring funds through credit or equity raises.

In addition, if our end-customers experience spikes in demand far more than anticipated, our ability to respond effectively to such demand might be impacted. This type of demand surge could negatively impact cash flow (e.g., supply chain inventory requirements) in the short term and potential loss of credibility with the industry in the long term if we do not meet demands reasonably.

We are subject to high degrees of product demand variability. Even if we achieve a design win, our customers can delay or cancel a program without advanced warning, creating risk for inventory obsolescence, ineffective use of cash, and resources channeled to less than optimal business opportunities. The loss of a design win and failure to add new design wins to replace lost revenue and weakened customer demand would have a material adverse effect on our business, financial condition, and results of operations.

We rely on our intellectual property portfolio and may not be able to successfully protect against the use of our intellectual property by third parties.

We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures, and licensing arrangements to protect our intellectual property rights. We cannot be sure that patents will be issued from any pending applications or that patents will be issued in all countries where we can sell our products. Further, we cannot be sure that any claims allowed from pending applications will be of sufficient scope or strength to provide meaningful protection against our competitors. Our competitors may also be able to design around our patents.

The laws of some countries in which we develop, manufacture, or sell our products may not protect our products or intellectual property rights to the same extent as U.S. laws. This risk increases the possibility of misappropriation or infringement of our technology and products. Although we intend to defend our intellectual property rights vigorously, we may not be able to prevent the misappropriation of our technology. Additionally, our competitors may independently develop non-infringing technologies that are substantially equivalent or superior to ours.

We may need to engage in legal actions to enforce or defend our intellectual property rights. Generally, intellectual property litigation is both expensive and unpredictable. Our involvement in intellectual property litigation could divert the attention of our management and technical personnel and have a material, adverse effect on our business.

We may be subject to claims of infringement of third-party intellectual property rights.

Our operating results may be adversely affected if third parties claim that our products infringed their patent, copyright, or other intellectual property rights. Such assertions could lead to expensive and unpredictable litigation, diverting the attention of management and technical personnel. An unsuccessful result in such litigation could adversely affect our business, including injunctions, exclusion orders, and royalty payments to third parties. In addition, if one of our customers or a supplier to one of our customers is found to have infringed on third-party intellectual property rights, such a finding could adversely affect the demand for our products.

If our products contribute to a data security breach, we may lose current or future customers, our reputation and business may be harmed, and we may incur liabilities.

Our end-user customers use our products in a wide variety of ways. Although we do not control security features surrounding the use of our products by our end-user customers, our end-user customers’ security measures may not detect or prevent hacker interceptions, break-ins, security breaches, the introduction of viruses or malicious code, such as “ransomware,” and other disruptions that may jeopardize the security of information transmitted through an electronic pathway using our products. In addition, cyber-attacks and other malicious Internet-based activity continue to increase generally. They may be directed at either the electronic transmission pathway within which our end-user customers use our products or even our own our corporate information technology software and infrastructure.

Because techniques used to obtain unauthorized access, exploit vulnerabilities, or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques, patch vulnerabilities, or implement adequate preventative measures as we research and develop our products. In addition, certain of our end-user customers may have a greater sensitivity to security defects or breaches in electronic pathways using our products. As a result, any actual or perceived security breach or theft of the business-critical data of one or more of our end-user customers, regardless of whether the breach is attributable to electronic transmission through one of our products, may adversely affect the market’s perception of our products. There can be no assurance that limitation of liability, indemnification, or other protective provisions in our contracts would be applicable, enforceable, or adequate in connection with a security breach, or would otherwise protect us from any such liabilities or damages concerning any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. As a result, one or more large claims may be asserted against us that exceed our available insurance coverage, or changes in our insurance policies may occur, including premium increases or the imposition of large deductible or co-insurance requirements. Furthermore, because some of our employees and third-party service provider personnel have shifted to some degree of remote work due to the COVID-19 pandemic, our ability to safeguard our own systems may be adversely impacted, and we may be more susceptible to data security breaches.

Furthermore, a party that can circumvent security measures or exploit any vulnerabilities in end-user customer systems using our products could misappropriate our end-user customers’ proprietary or confidential information, cause an interruption in their operations, damage or misuse their computer systems, misuse any information that they misappropriate, cause termination of our sales with those end-user customers, subject us to notification and indemnity obligations, litigation, and regulatory investigation or governmental sanctions, cause us to lose existing customers, and harm our ability to attract future customers. Any such breach could cause harm to our reputation, business, financial condition, and results of operations, and we may incur significant liability. As a result, our business and financial position may be harmed.

Security breaches and other disruptions could compromise our proprietary information and expose us to liability, which would cause our business and reputation to suffer.

We rely on trade secrets, technical know-how, and other unpatented proprietary information relating to our product development and manufacturing activities to provide us with competitive advantages. We protect this information by entering into confidentiality agreements with our employees, consultants, strategic partners, and other third parties. We also design our computer systems and networks and implement various procedures to restrict unauthorized access to the dissemination of our proprietary information.

We face internal and external data security threats. For example, current, departing, or former employees or third parties could attempt to improperly use or access our computer systems and networks to copy, obtain, or misappropriate our proprietary information or otherwise interrupt our business. Like others, we are also subject to significant system or network disruptions from numerous causes, including computer viruses and other cyber-attacks, facility access issues, new system implementations, and energy blackouts.

Security breaches, computer malware, phishing, spoofing, and other cyber-attacks have become more prevalent and sophisticated in recent years. While we defend against these threats daily, we do not believe that such attacks have caused us any material damage to date. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate all these techniques. As a result, our and our customers’ proprietary information may be misappropriated, and we cannot predict the impact of any future incident. Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damages caused by the incident, and divert management and other resources. We routinely implement improvements to our network security safeguards, and we are devoting increasing resources to the security of our information technology systems. However, we cannot assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber-attack or network disruptions.

The costs related to cyber-attacks or other security threats or computer systems disruptions typically would not be fully insured or indemnified by others. As a result, the occurrence of any of the events described above could result in the loss of competitive advantages derived from our R&D efforts or our IP. Moreover, these events may result in the early obsolescence of our products, product development delays, or diversion of the attention of management and critical information technology and other resources, or otherwise, adversely affect our internal operations and reputation or degrade our financial results and stock price.

Our sales have been concentrated in a small number of end-user customers.

Our revenues have been concentrated in a relatively small number of large end-user customers, and we have historically derived a significant percentage of our total product revenues from a few end-user customers.  For fiscal years ended December 31, 2021 and 2020, our five largest end-user customers accounted for approximately 67% and 73% of our total product revenues, respectively.  If one of our large end-user customers ceases or significantly reduces its product orders from us, or if we fail to generate additional product sales with these or similarly significant end-user customers, there could be a material adverse effect on our business, financial condition or results of operations.

We expect that we will continue to depend upon a relatively small number of end-user customers for a significant portion of our total revenues for the foreseeable future. Therefore, the loss of any of these end-user customers or industry sector groups of end-user customers for any reason or a change of relationship with any of our key end-user customers could cause a material decrease in our total revenues.

Additionally, mergers or consolidations among our end-user customers could reduce the number of our end-user customers and could adversely affect our revenues and sales. In particular, if our end-user customers are acquired by entities that are not also our end-user customers, that do not use our products or purchase products from one of our competitors, and choose to discontinue, reduce or change the volume of product purchases from us, our business and operating results could be materially and adversely affected.

Currently, those employed by our third-party service providers and distributors may be forced to work from home due to ongoing shelter-in-place orders due to the COVID-19 pandemic. As a result, the productivity of our third-party service providers and distributors may suffer as they adapt to these new environments, and our ability to ensure compliance with our privacy and data security policies is more limited. These circumstances may also force us to modify our product manufacturing process.

We depend on many technology providers, and if we cannot source solutions from them, our business and operating results could be harmed.

Our product design and development processes incorporate multiple software components obtained from licensors on a non-exclusive basis. Our license agreements can be terminated for cause. In many cases, these license agreements specify a limited term and are only renewable beyond that term with the licensor’s consent. If a licensor terminates a license agreement for cause, objects to its renewal or conditions renewal on modified terms and conditions, we may be unable to obtain licenses for equivalent software components on reasonable terms and conditions, including licensing fees, warranties, or protection from infringement claims. In addition, some licensors may discontinue licensing their software to us or support the software version used in our product design and development processes. In such circumstances, we may need to redesign our processes with substantial cost and time investment to incorporate alternative software components or be subject to higher technology costs. Any of these circumstances could adversely affect the cost and efficiency of our product research and development.

Due to the COVID-19 pandemic, we have taken certain precautions to keep our employees safe that could harm our business.

In light of the uncertain and evolving situation relating to the spread of COVID-19 and in compliance with applicable government executive orders, we have taken measures intended to help minimize the risk of transmitting the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. These measures include allowing our employees to work remotely, suspending all non-essential travel worldwide, canceling, postponing, or holding virtually company-sponsored events when practical to do so, and discouraging employee attendance at industry events and unessential in-person work-related meetings. While we have a distributed workforce and our employees are accustomed to working remotely or with other remote employees, our workforce is not fully remote. Further, some of our employees have shifted to flexible remote work, which may have an adverse impact on our business due to decreased morale among employees, increased strain on IT systems, increased difficulty in ensuring compliance with our data security and compliance policies, and increased difficulty in the training, development, and recruitment of new employees. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, temporarily suspending unnecessary travel and in-person business could negatively impact our marketing efforts, our ability to enter into customer relationships in a timely manner, our international expansion efforts, our ability to recruit employees across the organization and in sales and marketing, in particular, which could have longer-term effects on our sales pipeline or create operational or other challenges as we incorporate flexible remote work for the duration of the COVID-19 pandemic, any of which could harm our business. The extent to which the COVID-19 pandemic and our precautionary measures may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

We may not be able to keep pace with changes in technology or provide timely enhancements to our products.

The market for our products is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions and enhancements, and changing industry standards. To maintain our growth strategy, we must adapt and respond to our end-user customers’ technological advances and technological requirements. Our future success will depend on our ability to: enhance our current products; introduce new products to keep pace with products offered by our competitors; increase the performance of our internal systems, particularly our research and development systems that meet our end-user customers’ changing requirements; and adapt to technological advancements and changing industry and regulatory standards. We continue to make significant investments in the research and development of new products. If our products become outdated, it may negatively impact our ability to meet performance expectations related to quality, time to market, cost, and innovation relative to our competitors. In addition, the failure to achieve product performance requirements of our new and existing end-user customers and sustain good customer satisfaction may adversely impact our business and operating results.

Any failure to offer high-quality customer support for our products may adversely affect our relationships with our customers and harm our financial results.

Once our products are sold, our customers use our support organization to resolve technical issues relating to our products. In addition, we also believe that our success in selling our products is highly dependent on our business reputation and favorable recommendations from our existing customers. Therefore, any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to maintain existing customers or sell our products to existing and prospective customers, and harm our business, operating results, and financial condition.

If we cannot attract and retain key personnel, our business could be harmed.

We must attract and retain highly qualified personnel to execute our business strategy. If any of our key employees were to leave, we could face substantial difficulty hiring qualified successors. We could experience a loss in productivity while any successor obtains the necessary training and experience. Although we have arrangements with some of our executive officers designed to promote retention, our employment relationships are generally at-will, and we have had key employees leave in the past. We cannot assure you that one or more key employees will not leave in the future. In particular, we compete with many other companies for semiconductor developers and other skilled engineering, marketing, sales, and operations professionals, and we may not be successful in attracting and retaining the professionals we need. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a competitive hiring environment in the Greater Triad Area, where we are headquartered in North Carolina. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, job candidates often consider the value of the equity incentives they are to receive in connection with their employment. If we and our third-party service providers experience difficulty recruiting and retaining qualified personnel, our business may be adversely affected. If the price of our stock declines or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. We intend to continue to hire additional highly qualified personnel, including research and development and operational personnel. Still, we may not be able to attract, assimilate, or retain qualified personnel in the future. Any failure to attract, integrate, motivate, and retain these employees could harm our business.

Our revenues and operating results have fluctuated and are likely to continue to fluctuate, making our quarterly results difficult to predict, which may cause us to miss analyst expectations and may cause the price of our common stock to decline.

Our operating results have been and may continue to be difficult to predict, even in the near term, and are likely to fluctuate due to various factors, many of which are outside of our control.

Comparisons of our revenues and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results to indicate our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•the financial health of our customers;

•occurrence of technological advances and potential effects on our business and operations;

•market acceptance and adoption of our products;

•changes in the regulatory environment affecting our customers;

•our ability to expand our sales and marketing operations;

•our ability to successfully integrate any acquired businesses, technologies, or assets;

•the announcement of new significant contracts or customer relationships;

•the procurement cycles of our customers and the length of our sales cycles;

•changes in end-user customer integration of our products into their business needs;

•variations in the amount of new customers booked in a prior quarter, but not delivered until later quarters;

•our mix of products and royalty revenues;

•new competitive product launches by our end-user customers that negatively impact sales or our sales cycle;

•pricing, including discounts by us or our competitors;

•our ability to successfully sell our products in a timely manner;

•our ability to forecast demand and manage lead times for the recruitment and training of required personnel;

•our ability to develop and introduce new products and features to existing products that achieve market acceptance;

•the announcement of a new product, which may cause sales cycles to lengthen;

•federal or state government shutdowns; and,

•future accounting pronouncements and changes in accounting policies.

If we fail to offer high-quality products and support for any of our products, our operating results and our ability to sell those products in the future will be harmed.

Our ability to sell our products depends on our product support team providing high-quality support. Once our products are integrated into an end-user customer’s planned use, the end-user customer typically depends on our product support team to help resolve technical issues, if they develop, and assist in optimizing the use of our products. If we do not effectively assist our end-user customers in integrating our products, succeed in helping our end-user customers quickly resolve technical and other post-integration issues, or provide effective ongoing support services, our ability to expand the use of our products within existing end-user customers and to sell our products to new customers will be harmed. If integration of our products is deemed unsatisfactory, we may incur significant costs to attain and sustain end-user customer satisfaction or, in extreme cases, our end-user customers may choose not to use our products. In addition, as we hire new engineering personnel, we may inadvertently hire underperforming people who will have to be replaced, or fail to effectively train such employees, leading in some instances to slower growth, additional costs, and poor customer relations.

As we continue to pursue opportunities for larger sales volume that have greater technical complexity or involve the integration of our untested products, we may experience a more extended time for our products to be integrated. As a result, our product sales revenue may be delayed. Additionally, as we enter agreements with new and existing customers for larger and more complex sales, we have been and may continue to be, required to agree to end-user customer acceptance and cancellation clauses. With acceptance clauses, delays may occur in obtaining end-user customer acceptance regardless of the quality of our products and may cause us to defer revenue recognition where such acceptance provisions are substantive in nature, or they may require us to incur additional costs to obtain such end-user customer acceptance. Cancellation clauses may result in a customer cancelling an order for products, impacting our revenues.

Our sales cycles can be lengthy, and it is difficult for us to predict when or if sales will occur.

Our sales efforts are often targeted at larger end-user customers and distributors. As a result, we face higher costs, must devote greater sales support to individual customers, have longer sales cycles, and have less predictability in completing some of our sales. Also, sales to large end-user customers and distributors often require us to provide greater levels of education regarding the use and benefits of our products. Our sales cycle length could be 12 to 24 months depending on the end-user customer’s industry base and economic factors beyond our control, as measured from the point of initial contact with a potential customer to the time a purchase order is signed.

We believe that our customers view the purchase of our products as a significant and strategic decision. As a result, customers carefully evaluate our products, often over long periods with various internal constituencies. In addition, the sales of our products may be subject to delays if the customer has lengthy internal budgeting, integration, and approval and evaluation processes. As a result, it is difficult to predict the timing of our future sales.

We depend on our management team and our key sales and development and engineering personnel. The loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends on our executive officers’ expertise, efficacy, and continued services. We have in the past, and may in the future, continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. Any changes in business strategies or leadership can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively, and ultimately be unsuccessful. In addition, the impact of hiring new executives may not be immediately realized. We are also substantially dependent on the continued service of our existing research and development personnel because of their familiarity with the inherent complexities of our products.

Failure to adequately expand and train our direct sales force and distributors will impede our growth.

We rely almost exclusively on our direct sales force and distributors to sell our products. We believe that our future growth will depend significantly on the continued development of our direct sales force and distributor relationships and their ability to manage and retain our existing end-user customer base, expand the sales of our products to existing end-user customers, and obtain new end-user customers. Because our products are complex and often must interoperate with complex technological functionality, it can take longer for our sales personnel and distributors to become fully productive. Therefore, our ability to achieve significant growth in revenues in the future will depend, in large part, on our success in recruiting, training, and retaining a sufficient number of direct sales personnel and growing our distributor base. New hires require significant training and may, in some cases, take considerable time before becoming fully productive, if at all. If we are unable to hire and develop sufficient numbers of productive direct sales personnel, and if these sales personnel are unable to achieve full productivity, sales of our products will suffer, and our growth will be impeded.

If we fail to increase market awareness of our brand and products, expand our sales and marketing operations, improve our sales execution, and increase our sales channels, our business could be harmed.

We intend to continue to add personnel and resources in sales and marketing as we focus on expanding awareness of our brand and products and capitalize on sales opportunities with new and existing customers. Our efforts to improve sales of our products will increase our sales and marketing expenses and general and administrative expense, and these efforts may not be successful. Some newly hired sales and marketing personnel may become unproductive and have to be replaced, resulting in operational and sales delays and incremental costs. If we cannot significantly increase the awareness of our brand and products or effectively manage the costs associated with these efforts, our business, financial condition, and operating results could be harmed.

We must improve our sales execution to, among other things, increase the number of our sales opportunities and grow our revenues. We must enhance the market awareness of our products, expand our relationships with our distributor partners, and create new distributor partnerships to increase our revenues. Further, we must continue to develop our relationships with new and existing end-user customers and distributor partners and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales execution could result in a material increase in our sales and marketing expenses and general and administrative expense. There can be no assurance that such efforts will be successful. Further, as we increase our efforts to target additional industry bases and leverage distributor partnerships to drive sales, we may be unable to tailor our sales efforts to these strategies. If we are unable to improve our sales execution significantly, increase the awareness of our products, create additional sales opportunities, expand our relationships with distributor partners, leverage our relationship with existing distributor partners, or effectively manage the costs associated with these efforts, our operating results and financial condition could be materially and adversely affected.

Our revenues are dependent on our ability to maintain and expand existing customer relationships and our ability to attract new customers.

The continued growth of our revenues depends partly on our ability to expand the use of our products by existing end-user customers and attract new customers. Our customers have no obligation to repeat purchases from us, and there can be no assurance that they will do so. We have had in the past, and may in the future, end-user customers discontinue using some of our products, which may impact such end-user customers’ decisions to continue to use any of our products.

If we cannot expand our end-user customers’ use of our products, maintain our repeat customer purchase rates and expand our customer base, our revenues may decline or fail to increase at historical growth rates, adversely affecting our business and operating results. In addition, if our customers experience dissatisfaction with our products in the future, we may find it more difficult to increase the use of our products within our existing end-user customer base, and it may be more difficult to attract new customers, or we may be required to grant credits or refunds, any of which could negatively impact our operating results and materially harm our business.

Our business is subject to the risks of earthquakes, fire, floods, and other natural catastrophic events and interruption by man-made problems such as power disruptions or terrorism.

Our corporate headquarters are located in the Greensboro, North Carolina area. Most of our third-party service providers are located in South Asia, a region known to suffer terrorism and natural disasters, including floods, typhoons, droughts, epidemics, or contagious diseases. A significant natural disaster, such as a fire or a flood, epidemic, or contagious disease, such as the COVID-19 pandemic, occurring at our headquarters or where our third-party service providers are located, could harm our business, operating results, and financial condition. In addition, acts of terrorism could cause disruptions in our business, the businesses of our customers and suppliers, or the economy as a whole. We also rely on information technology systems to communicate among our workforce that is coordinated within our corporate headquarters in Greensboro, North Carolina. Any disruption to our internal communications, whether caused by a natural disaster, an epidemic or contagious disease, or by man-made problems, such as power disruptions, in the Greensboro, North Carolina area, Taiwan, Malaysia, Singapore, or the Philippines, could delay our research and development efforts, or cause delays or cancellations of customer orders.

Our use of open source and non-commercial software components could impose risks and limitations on our ability to commercialize our products.

Our product development utilizes software modules licensed under open source and other types of non-commercial licenses. We also may incorporate open source and other licensed software into our product development in the future. However, the use and distribution of such software may entail more significant risks than third-party commercial software, as licenses of these types generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, some of these licenses require the release of our proprietary source code to the public if we combine our proprietary product development software with open-source software in certain manners. This could allow competitors to create similar products with lower development effort and time and ultimately lose sales for us.

The terms of many open source and other non-commercial licenses have not been judicially interpreted, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, to continue offering our products, we could be required to seek licenses from alternative licensors, which may not be available on a commercially reasonable basis or at all, to re-engineer our products or to discontinue the sale of our products in the event we cannot obtain a license or re-engineer our products on a timely basis, any of which could harm our business and operating results. In addition, if an owner of licensed software were to allege that we had not complied with the conditions of the corresponding license agreement, we could incur significant legal costs defending ourselves against such allegations. If such claims were successful, we could be subject to substantial damages, be required to disclose our source code, or be enjoined from the distribution of our products.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

GAAP is subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported operating results and financial condition and could affect the reporting of transactions already completed before the announcement of a change.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, and other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenues and expenses that are not readily apparent from other sources. Significant estimates and judgments involve deferred income tax valuation allowances, the valuation of the share-based awards, and determining our common stock’s fair value. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

Relations between the People's Republic of China ("PRC") and Taiwan could negatively affect our business and financial status and therefore the market value of your investment.

Taiwan has a unique international political status.  The PRC does not recognize the sovereignty of Taiwan.  Although significant economic and cultural relations have been established during recent years between Taiwan and the PRC, relations have often been strained.  The government of the PRC has threatened to use military force to gain control over Taiwan in limited circumstances.  Some of our manufacturing and packaging providers are located in Taiwan and a material amount of our revenues are derived from the sales of our products manufactured and packaged in Taiwan.  Therefore, factors affecting military, political or economic conditions in Taiwan could have a material adverse effect on our results of operations.

A significant disruption in the operations of our manufacturing and packaging service providers in Taiwan, such as a trade war or political unrest, could materially adversely affect our business, financial condition and results of operations.

Any disruption in the operations of our service providers in Taiwan or in their ability to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis.  Furthermore, since many of these third parties are located outside the U.S., we are exposed to the possibility of disruption and increased costs in the event of changes in the policies of the U.S. or foreign governments, political unrest or unstable economic conditions in any of the countries where we conduct such activities.  For example, a trade war could lead to higher tariffs.  Any of these matters could materially and adversely affect our product sales and shipment timelines, business, and financial condition.

Risks Related to Regulatory Requirements

Government regulation may adversely affect our business.

The effects of regulation may materially and adversely impact our business. For example, the FCC’s regulatory policies relating to radio frequency emissions, consumer protection laws of the U.S. Federal Trade Commission, product safety regulatory activities of the U.S. Consumer Products Safety Commission, and environmental regulatory actions of the U.S. Environmental Protection Agency could impede sales of our products in the United States. In addition, our customers and we are also subject to various import and export laws and regulations. Should we fail to comply with these regulations, we may be unable to produce and deliver these products to specific customers, and we may become subject to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions.

Our business is also increasingly subject to complex foreign and U.S. laws and regulations, including but not limited to anti-corruption laws, such as the FCPA and equivalent laws in other jurisdictions, antitrust or competition laws, and data privacy laws, among others. In addition, foreign governments may impose tariffs, duties, and other import restrictions on components we obtain from non-domestic suppliers and export restrictions on products that we sell internationally. These tariffs, duties, or restrictions could materially and adversely affect our business, financial condition, and results of operations.

Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. Those rules, or similar rules adopted in other jurisdictions, could adversely affect our costs, the availability of minerals used in our products, and our relationships with customers and suppliers.

We may incur substantial expenses related to regulatory requirements, and any regulatory compliance failure could cause our business to suffer.

The wireless communications industry is subject to ongoing regulatory obligations and reviews. Maintaining compliance with these requirements may result in significant additional expense to us, and any failure to maintain such compliance could cause our business to suffer.

Noncompliance with applicable regulations or requirements could also subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. An adverse outcome in such litigation could require paying contractual damages, compensatory damages, punitive damages, attorneys’ fees, and other costs. These enforcement actions could harm our business, financial condition, and results of operations. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, and results of operations could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and increased professional fees.

We are subject to risks from international sales and operations.

We operate globally with sales personnel in multiple countries, and some of our business activities are concentrated in Asia. As a result, we are subject to regulatory, geopolitical, and other risks associated with doing business outside the U.S., including:

●	global and local economic, social and political conditions and uncertainty;
●	currency controls and fluctuations;
●	formal or informal imposition of export, import or doing-business regulations, including trade sanctions, tariffs, and other related restrictions;
●	labor market conditions and workers’ rights affecting our manufacturing operations or those of our customers or suppliers;
●	disruptions in capital and securities and commodities trading markets;
●

occurrences of geopolitical crises such as terrorist activity, armed conflict, civil or military unrest or political instability, which may disrupt manufacturing, assembly, logistics, security, and communications and result in reduced demand for our products;

●

compliance with laws and regulations that differ among jurisdictions, including those covering taxes, intellectual property ownership and infringement, imports and exports, anti-corruption and anti-bribery, antitrust and competition, data privacy, and environment, health, and safety; and,

●	pandemics and similar major health concerns, including COVID-19, could adversely affect our business and customer order patterns.

Sales to customers located outside the U.S. accounted for approximately59% of our revenue in 2021. Approximately 4% of our sales in 2021 sales were attributable to customers located in China. We expect that revenue from international sales to China and other markets will continue to be a significant part of our total revenue. Any weakness in these economies could decrease demand for products that contain our products, which could materially and adversely affect our business. The imposition by the U.S. of tariffs on goods imported from China and potentially other countries, countermeasures imposed by China in response, U.S. export restrictions on sales of products to China, and other government actions that restrict or otherwise adversely affect our ability to sell our products to Chinese customers may have a material impact on our business, including our ability to sell products and to manufacture or source components.

As a company with significant sales outside of the U.S., our results may be affected by movements in currency exchange rates as we grow our sales network. In addition, our exposure may increase or decrease over time as our foreign business levels fluctuate in the countries where we may have sales or operations. These changes could have a material impact on our financial results. The functional currency for our current operations and international sales is the U.S. dollar; however, that may expand to other currencies as we grow.

Economic regulation in China and other countries where we sell products could adversely impact our business and the results of operations.

A significant portion of our potential customer base is located in China and other countries outside of the U.S. For many years, the Chinese economy has experienced periods of rapid growth and wide fluctuations in inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and to contain inflation, including currency controls and measures designed to restrict credit, control prices, or set currency exchange rates. Such actions in the future, as well as other changes in Chinese or other non-U.S. laws and regulations, including efforts in furtherance of reducing dependence on foreign semiconductor manufacturers, could increase the cost of doing business in other countries, foster the emergence of foreign competitors, decrease the demand for our products in those countries, or reduce the supply of necessary materials for our products, which could have a material adverse effect on our business and results of operations.

Changes in government trade policies, including the imposition of tariffs and export restrictions, have limited and could continue to limit our ability to sell or provide our products and other items to specific end-user customers, which may materially adversely affect our sales and results of operations.

The U.S. and foreign governments have taken and may continue to take administrative, legislative, or regulatory action that could materially interfere with our ability to export, re-export, and transfer products and other items in certain countries, particularly in China. For example, the imposition of tariffs has not had a direct, material adverse impact on our business; however, the direct and indirect effects of tariffs and other restrictive trade actions are difficult to measure and are only one part of economic and trade policy.

Furthermore, we have experienced and may continue to experience restrictions on our ability to export, re-export, and transfer our products and other items to specific foreign customers and suppliers where exports, re-exports, or transfers of products require export licenses or are prohibited by government action. As an example, the U.S. government has in the past imposed export restrictions that effectively banned American companies from exporting, re-exporting, and transferring products to DJI Technology Company and Huawei Technologies Co., Ltd.

Even if such restrictions are lifted, any financial or other penalties or continuing export restrictions imposed on our customers could have a continuing negative impact on our future revenue and results of operations. In addition, other foreign end-user customers or suppliers affected by future U.S. government sanctions or threats of sanctions may respond by developing new solutions to replace our products or by adopting our foreign competitors’ solutions.

We cannot predict what further actions may ultimately be taken concerning tariffs or other trade measures between the U.S. and China or other countries, what products or entities may be subject to such actions, or what steps may be taken by other countries in response. The loss of foreign customers or suppliers or the imposition of restrictions on our ability to sell or transfer products to such customers or suppliers due to tariffs, export restrictions, or other U.S. regulatory actions could materially and adversely affect our sales and business and results of operations.

We may be subject to theft, loss, or misuse of personal data by or about our employees, customers, or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.

In the ordinary course of our business, we have access to sensitive, confidential, or personal data or information regarding our employees and others that is subject to privacy and security laws and regulations. Therefore, the theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business, or by our third-party service providers, including business process software applications providers and other vendors that have access to sensitive data, could result in damage to our reputation, disruption of our business activities, significantly increased business and security costs or costs related to defending legal claims.

Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. For example, the European Union has adopted the General Data Protection Regulation (“GDPR”), which requires companies to comply with rules regarding the handling of personal data, including its use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe, and elsewhere are often uncertain and fluid and may be interpreted and applied in a manner that is inconsistent with our data practices. As a result, complying with these changing laws has caused, and could continue to cause, us to incur substantial costs, which could harm our business and results of operations. Further, failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged non-compliant activity. Finally, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in audits, regulatory inquiries, or proceedings against us by governmental entities or others.

The semiconductor industry is regulated. Therefore, any material changes in the political, economic, or regulatory semiconductor environment that affect the purchasing business or the purchasing practices and operations of organizations that utilize semiconductor industry products, or that lead to consolidation in our end-user customer industries, could require us to modify our products available to customers for purchase.

Our ability to grow will depend upon the economic environment of our end-user customer industries and our ability to increase the number of products that we sell to our customers. Our end-user customer industry bases often have different regulatory requirements, and they are subject to changing political, economic, and regulatory influences. As a result, changes in regulations affecting our end-user customers could require us to make unplanned modifications to our products, result in delays or cancellations of orders, or reduce demand for our products.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The market price and trading volume of our common stock may be volatile and could decline.

If a market for our common stock develops, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our common stock. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	the realization of any of the risk factors presented in this Annual Report;

●	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;

●	additions and departures of key personnel;

●	failure to comply with the requirements of the OTC Markets Group, or following our potential up listing on Nasdaq;

●	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

●	changes to electronic communication and transmission laws governing the semiconductor industry;

●	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our common stock;

●	publication of research reports about us, or the semiconductor industry generally;

●	the performance and market valuations of other similar companies;

●	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

●	speculation in the press or investment community;

●	actual, potential or perceived control, accounting or reporting problems; and,

●	changes in accounting principles, policies and guidelines.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

We have applied to have our common stock quoted on an OTC Markets Group trading platform instead of a national exchange or quotation system.  Accordingly, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

Our common stock is not yet currently quoted on an OTC Markets Group trading platform under the ticker symbol “GUER.”  The OTC Markets Group is a regulated quotation service that display real-time quotes, last sale prices, and volume limitations in over-the-counter securities. Trading in shares quoted on an OTC Markets Group trading platform is often thin and characterized by volatility in trading prices. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our common stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTC Markets Group is not a stock exchange, and trading of securities on one of its trading platforms is often more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, and because we will not be listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our Company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our Company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares could have an adverse effect on our ability to develop a liquid market for our common stock.

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups ("JOBS") Act (signed into law on April 5, 2012 by President Barack Obama), and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

●	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and Annual Report on Form 10-K; and,

●	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to five years. Our status as an emerging growth company will end as soon as any of the following takes place:

●	the last day of the fiscal year in which we have more than $1.07 billion in annual revenues;

●	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

●	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or,

●	the last day of the fiscal year ending after the fifth anniversary of the completion of the first sale of our equity securities pursuant to a registration statement under the Securities Act.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a “smaller reporting company” even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. Significant litigation costs could impact our ability to comply with certain financial covenants under our credit agreement. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs, or damage awards that could have a material impact on our financial position, results of operations, and cash flows.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Our certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions:

●	establish a classified board of directors so that not all members of our board are elected at one time;

●	permit only the board of directors to establish the number of directors and fill vacancies on the board;

●	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

●	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

●	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;

●	eliminate the ability of our stockholders to call special meetings of stockholders;

●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	prohibit cumulative voting; and,

●	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for:  any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law ("DGCL"), our certificate of incorporation, or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated bylaws will provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (“Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal courts or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. While neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder also must be brought in federal court. Thus, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.

In addition, Section 203 of the DGCL may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.

Our stock price and trading volume following our quotation on an OTC Markets Group trading platform will be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. Securities and industry analysts do not currently, and may never, publish research on our business. If few securities or industry analysts commence coverage of us, our stock price could be negatively affected. If securities or industry analysts downgrade our common stock or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.

The designation of our common stock as “penny stock” would limit the liquidity of our common stock.

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act) in any market that may develop in the future. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stock in start-up companies is among the riskiest equity investments. Broker-dealers who sell penny stock must provide purchasers with a standardized risk disclosure document prepared by the SEC. The document provides information about penny stock and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. If our common stock is deemed “penny stock”, because of penny stock rules, there may be less trading activity in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. Any future determination about the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our earnings, if any, capital requirements, operating and financial conditions, contractual restrictions, including any loan or debt financing agreements, and on such other factors as our Board of Directors deems relevant. In addition, we may enter into agreements in the future that could contain restrictions on payments of cash dividends. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of common stock. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority ("FINRA") has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

Pursuant to the registration rights agreement we entered into with certain holders of our common stock issued in connection with the private placement and the Merger or held by our pre-Merger stockholders, we have agreed, at our expense, and filed a registration statement with the Securities and Exchange Commission registering the resale of up to 33,553,772 shares of our common stock.  The registration statement, which was declared effective on February 11, 2022, permits the resale of these shares at any time for up to three years following the effective date of such registration statement. In connection with the Merger, holders of approximately 21,483,584 shares of our common stock agreed, subject to certain exceptions, not to dispose of or hedge any shares of our common stock until the date 12 months after the first date on which our common stock is first traded on the OTCQB or OTCQX market maintained by OTC Markets Group, the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American (the “lock-up period”). The resale, or expected or potential resale, of a substantial number of shares of our common stock in the public market following the end of the lock-up period could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Sales of a substantial number of such shares upon expiration of the lock-up period, or the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Greensboro, North Carolina, where we lease approximately 10,800 square feet of office space under a lease agreement that expires in 2024, subject to a right to early termination upon payment of an early termination fee.

Although we believe our existing facilities are suitable to meet our current needs, we also believe that substantial additional space will be required to meet projected growth. In that regard, we have entered into a new lease agreement for alternative space in which we would occupy a different building having in excess of 50,000 square feet in Greensboro, North Carolina once the building is renovated in accordance with plans we have agreed upon with a new landlord. The lease is for a term of 10 years and two months once all improvements and renovations are substantially complete and we take possession of the building.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings. We may become involved in lawsuits and legal proceedings that arise in the ordinary course of business from time to time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS OF RECORD

Our common stock is not listed on a national securities exchange, an over-the-counter market, or any other exchange. Therefore, there is no trading market, active or otherwise, for our common stock and our common stock may never be included for trading on any stock exchange, automated quotation system or any over-the-counter market.   We intend to arrange for a registered broker-dealer to apply to have the common stock quoted on an OTC Markets Group trading platform; however, we cannot assure you that the common stock will become eligible for trading on an OTC Markets Group trading platform or any other over-the-counter system.

As of March 31, 2022, we have 33,562,635 shares of common stock outstanding held by approximately 140 stockholders of record.

DIVIDEND POLICY

We currently intend to retain future earnings, if any, to maintain and expand our operations. We have never declared or paid cash dividends on our common stock and we do not intend to pay any cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors in light of conditions then-existing, including factors such as our results of operations, financial condition, and requirements, business conditions, and covenants under any applicable contractual arrangements.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table presents information as of December 31, 2021 with respect to compensation plans under which shares of our common stock may be issued.

Number of
securities
remaining
available for
	Number of		future issuance
	securities		under equity
	to be issued	Weighted	compensation
	upon exercise of	average exercise	plans (excluding
	outstanding	price of	securities
	securities	outstanding	reflected in
Plan Category	(#)	options ($)	column(a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,146,366	0.35	222,991	(2)
Equity compensation plans not approved by security holders	—	—	—

(1)	The 2014 Long Term Stock Incentive Plan (the “2014 Plan”) and the 2021 Equity Incentive Plan (the “2021 Plan”).

(2)

As of December 31, 2021, a total of 3,146,366 shares of our common stock are reserved for issuance pursuant to outstanding stock options under the 2014 Plan.  No additional awards may be granted under our 2014 Plan.  We have reserved 222,991 shares of common stock under our 2021 Plan, plus any shares of common stock reserved for issuance pursuant to stock options awarded under the 2014 Plan that expire or become unexercisable, i.e., such shares will generally become available for future awards under our 2021 Plan.  In addition, the number of shares reserved for issuance under our 2021 Plan increased automatically by 5% on January 1, 2022 and will continue to automatically increase annually on January 1 through January 1, 2030 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of common stock as of the immediately preceding December 31, or such number as is determined by our Board of Directors.

ITEM 6.  RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report. You should review the disclosure under the heading “Risk Factors” in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Guerrilla RF is a fabless semiconductor company based in Greensboro, N.C. Guerrilla RF was founded in 2013 with a mission to employ RF semiconductor technology to deliver RF solutions to customers in underserved markets. Over the past several years, Guerrilla RF has become a leader in developing high-performance MMIC products for wireless connectivity. It continues to target underserved markets and customers, delivering a range of high-performance MMIC products and associated technical support to a diverse set of customers that enable a more connected world.  Guerrilla RF is a wholly-owned subsidiary of the Company.  Guerrilla RF holds all material assets and conducts all business activities and operations of the Company.  Accordingly, throughout this discussion and analysis, there are frequent references to Guerrilla RF.

Guerrilla RF possesses in-house design, applications, sales, and customer support functions as a fabless semiconductor company. We outsource the manufacture and production of our MMIC products to subcontractors located overseas, providing access to multiple semiconductor process technologies. Guerrilla RF’s primary external wafer foundries are in Taiwan and Singapore, and our primary assembly and test suppliers are located in Malaysia and the Philippines.

The current COVID-19 pandemic and resulting safety protocols have prompted a significant shift towards increased electronic information communication and transmission and we believe such information communication and transmission will remain an important part of information communication even after the end of the COVID-19 pandemic.

The COVID-19 pandemic has also required some modifications to how we conduct our business. Inclusive of our outsourced manufacturing and testing operations, local shelter in place orders have required some employees to work from home and some employees have voluntarily requested such working arrangements. We and our outsourced operational vendors will continue a feasible work from home model if, and as, required by local conditions and regulations. We instituted additional system controls to ensure compliance with our privacy practices.

 Highlights from 2021

In 2021, we achieved a number of critical successes in what was a challenging time for Guerrilla RF and our industry, generally.  We shipped over 30 million units in 2021, a 65% increase over 2020.  Our customer base grew as more customers chose Guerrilla RF for its RF solutions.  We also achieved record sales of $10.5 million in the year ended December 31, 2021.  Organic product sales increased 63% finishing out the year at $9.8 million.  Despite COVID-19 headwinds, the automotive category experienced 43% growth and finished 2021 with $4.3 million in sales.

Merger Agreement

On October 22, 2021, the Company (formerly known as Laffin Acquisition Corp.), Guerrilla RF Acquisition Corp., and Guerrilla RF entered into a merger agreement (the 'Merger Agreement') pursuant to which Guerrilla RF Acquisition Corp. merged with and into Guerrilla RF, with Guerrilla RF continuing as the surviving corporation and a wholly-owned subsidiary of the Company.

As a result of the Merger, on October 22, 2021, the Company acquired the business of Guerrilla RF, a fabless semiconductor company based in Greensboro, N.C. See “Description of Business.” At the effective time, October 22, 2021, each of Guerrilla RF’s shares of capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive approximately 2.95 shares of the Company's common stock.  Immediately prior to the effective time, an aggregate of 2,025,000 shares of common stock owned by the original stockholders of the Company were forfeited and cancelled, leaving only 2,975,000 shares outstanding immediately prior to the Merger.

In addition, pursuant to the Merger Agreement, options to purchase 1,065,067 shares of Guerrilla RF’s common stock under the 2014 Plan were assumed by the Company and converted into options to purchase 3,146,366 shares of the Company's common stock.

Private Placement Offering

Following the Merger, we sold 5,766,550 shares of our common stock pursuant to a private placement offering at a price of $2.00 per share.  Also in connection with the private placement, the placement agent and its affiliates received 275,000 shares of our common stock and warrants to purchase an aggregate of 331,580 shares at an exercise price of $2.00 per share and a term of five years.

COVID-19 Pandemic Update

In light of the uncertain and rapidly evolving situation relating to the spread of the COVID-19 pandemic and in compliance with government orders, we have taken measures intended to help minimize the risk of transmitting the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Under normal conditions, our employees travel frequently to establish and maintain relationships with one another and with our customers, partners and investors.

The COVID-19 pandemic negatively impacted revenue for six months for the year ended December 31, 2021, as we experienced lower revenues due a significant number of customers experiencing supply chain challenges during 2021. We implemented cost reduction actions across our functional disciplines. We believe our cost reduction actions and current liquidity provide us with operating and financial flexibility to assist us in navigating through what continues to be an uncertain environment.

Our management team has, and will likely continue, to spend time, attention, and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce. The extent to which the COVID-19 pandemic and our precautionary measures may impact our business will depend on future developments, which remain uncertain and cannot be predicted at this time.

Key metrics

We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions, and assess working capital needs.

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Key Metrics
Number of products released	14	12
Number of total products	101	87
Number of products with lifetime revenue exceeding $100 thousand	40	24

Number of products released: The total quantity of distinct new products released into production (products that have completed design, quality, and supply chain readiness) for the period.

Number of total products: The cumulative number of production-released products since Guerrilla RF's inception through the end of the period.

Number of products with lifetime revenue exceeding $100 thousand: The number of products that have achieved the threshold of cumulative sales of $100,000 during the period, i.e., a product achieved cumulative lifetime sales exceeding $100 thousand since we released the product at any prior point in time.

Components of Results of Operations

Revenues

We derive our revenue from sales of high-performance RF semiconductor products. We design, integrate, and package differentiated, semiconductor-based products that we sell to customers through our direct sales organization, our network of independent sales representatives, and our distributors. We generate revenue from customers located within and outside the U.S. In addition to sales to customers, we generate royalty revenue under a royalty agreement with one semiconductor manufacturer.

Direct Product Costs and Gross Profit

Direct Product Costs. Our direct product costs primarily consist of salaries and related expenses, overhead, third party services vendors, and depreciation expense related to the equipment and information technology costs incurred directly in the Company’s revenue-generating activities.

Gross Profit. Our gross profit is calculated by subtracting our cost of revenues from revenues. Gross margin is expressed as a percentage of total revenues. Our gross profit may fluctuate from period to period as revenues fluctuate due to the mix of products we sell to customers, royalty revenue volume, operational efficiencies, and changes to our technology expenses and customer support.

We plan to focus on and grow the sales volume of new and existing products with the highest gross margin. We intend to continue investing additional resources in our engineering and design capabilities, which drives our research and development efforts and, in turn, drives additional revenue streams and enables us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of revenues in the future.

Operating Expenses

Operating expenses consist primarily of research and development expenses, sales and marketing expenses, and employee compensation costs for operations management, finance, accounting, information technology, compliance, and human resources personnel. In addition, general and administrative expenses include non-personnel costs, such as facilities, legal, accounting, and other professional fees, and other supporting corporate expenses not allocated to other departments. We expect our general and administrative expenses will increase in absolute dollars as our business grows, but we expect general and administrative expenses to decrease as a percent of revenues in the coming years.

Research and development expenses consist of costs for the design, development, testing, and enhancement of our products and are generally expensed as incurred. These costs consist primarily of personnel costs, including salaries, benefits, bonuses, and share-based compensation for our product development personnel. Research and development expenses also include training costs, product management, third-party partner fees, and third-party consulting fees. We expect our research and development expenses to increase in absolute dollars as our business grows, but as a percent of revenues, R&D expenses are expected to decrease.

Sales and marketing expenses consist primarily of employee compensation costs related to sales and marketing, including salaries, benefits, bonuses, and share-based compensation, costs of general marketing activities and promotional activities, travel-related expenses, and allocated overhead. Sales and marketing expenses also include costs for advertising and other marketing activities. Advertising is expensed as incurred. We expect our sales and marketing expenses will increase in absolute dollars as we expand our sales and marketing efforts.

Interest Expense

Interest expense consists primarily of the interest incurred on our debt obligations, our factoring arrangement expense, the non-cash interest expense associated with the amortization of warrants issued to certain of our debtholders that have a contingent beneficial conversion feature related to certain convertible notes payable, and lease expense related to our capital leases.

PPP Loan Forgiveness

On April 30, 2020, Guerrilla RF received loan proceeds of $535,800 under the Paycheck Protection Program (“PPP”). Established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) administered by the Small Business Administration (“SBA”). PPP loans and accrued interest are forgivable after a “covered period” (24 weeks) as long as the borrower maintains its payroll levels and uses the loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities. As of December 31, 2020, Guerrilla RF had $535,800 of principal outstanding on the PPP loan together with accrued interest of $3,611 as accounts payable and accrued expenses on the consolidated balance sheet. On February 17, 2021, Guerrilla RF received approval from the SBA that the $535,800 PPP loan was forgiven, including all accrued interest.

On February 19, 2021, Guerrilla RF received loan proceeds of $833,300 (the “2021 PPP Loan”) also under the same CARES Act. Guerrilla RF used the 2021 PPP Loan to retain current employees, maintain payroll, and make lease and utility payments.  On August 18, 2021, Guerrilla RF received confirmation from the SBA that the 2021 PPP Loan, including accrued interest, had been forgiven.

The following table summarizes the results of our operations for the periods presented:

	Year Ended December 31,
	2021	2020
Revenues	$10,479,899	$8,089,390
Cost of revenues	4,340,292	2,911,120
Gross profit	6,139,607	5,178,270
Operating expenses:
Research and development	4,592,879	3,591,336
Sales and marketing	2,752,153	2,129,238
General and administrative	2,464,295	999,731
Total operating expenses	9,809,327	6,720,305
Loss from operations	(3,669,720)	(1,542,035)
Other income (expenses):
Interest expense	(551,495)	(469,684)
Other income (expenses)	1,384,060	—
Total other income (expenses), net	832,565	(469,684)
Net loss	$(2,837,155)	$(2,011,719)

Comparison for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	$ Change	% Change
Revenues	$10,479,899	$8,089,390	2,390,509	30%

Revenues increased $2.4 million to $10.5 million for the year ended December 31, 2021, as compared to $8.1 million for the year ended December 31, 2020. The increase in revenue was driven by the growth of product sales to our automotive supplier customers and our wireless infrastructure customers over a wide breadth of applications and customers. Sales to our large automotive supplier customers grew approximately 42% from the previous year. New and established catalog products also contributed over 71% in revenue growth. Our overall number of product offerings and the number of customers we ship to in volume continue to contribute to increased sales. Our increased sales were driven by market share increases and rebounding volumes in markets recovering from supply chain difficulties that have impacted sales of our products.

We generate revenue from customers located within and outside the U.S. While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue. Using this definition, Guerrilla RF had one major customer, Richardson RFPD, Inc. ("RFPD"), during the years ended December 31, 2021, and December 31, 2020.  RFPD, a large product distributor serving numerous end customers, generated 81% of product shipment revenue for the years ended December 31, 2021 and 2020.

Royalty revenues decreased 69% for the year ended December 31, 2021, compared to December 31, 2020, as our customer with which we have a royalty agreement experienced a decline in sales of wireless infrastructure products licensed under our proprietary designs.

International shipments amounted to $5.6 million (approximately 59% of product revenue) and $3.4 million (approximately 43

% of product revenue) for the years ended December 31, 2021, and December 31, 2020, respectively.

Direct Product Costs and Gross Profit

	Year Ended December 31,
	2021	2020	$ Change	% Change
Direct product costs	$4,340,292	$2,911,120	1,429,172	49%
Gross profit	$6,139,607	$5,178,270	961,337	19%

Direct Product Costs increased $1.4 million to $4.3 million for the year ended December 31, 2021, compared to $2.9 million for the year ended December 31, 2020. The 49% increase in direct product cost was driven by a product sales volume increase of 64% (excluding royalty revenue), which was partially offset by greater absorption of fixed overhead costs and product mix improvements year over year. Year over year gross profit was negatively impacted by reduced royalty revenues of $1.5 million for the year ended December 31, 2021.

Research and Development Expenses

	Year Ended December 31,
	2021	2020	$ Change	% Change
Research and development	$4,592,879	$3,591,336	1,001,543	28%

Research and development expenses increased $1.0 million to $4.6 million for the year ended December 31, 2021, compared to $3.6 million for the year ended December 31, 2020. The increase was attributable to $0.3 million of employee additions in our engineering department, and $0.7 million was attributable research a lab and equipment expenses.

Sales and Marketing Expenses

	Year Ended December 31,
	2021	2020	$ Change	% Change
Sales and marketing	$2,752,153	$2,129,238	622,915	29%

Sales and marketing expenses increased $0.6 million to $2.8 million for the year ended December 31, 2021, compared to $2.1 million for the year ended December 31, 2020. The moderate increase year over year was driven by increases in a variety of sales and marketing expenses including sales commissions, information technology support, and customer support.

General and Administrative Expenses

	Year Ended December 31,
	2021	2020	$ Change	% Change
General and administration expenses	$2,464,295	$999,731	1,464,564	146%

General and Administrative expenses increased $1.5 million to $2.5 million for the year ended December 31, 2021, compared to $1.0 million for the year ended December 31, 2020. The increase was primarily related to increases in wages and benefits ($1.0 million) and $0.3 million of professional fees.  The increase in wages, benefits, and professional fees was driven by headcount additions within our information technology and accounting departments, and expenses incurred as we prepared for and evolved into being a public company.  The remaining increase of general and administrative expenses ($0.2 million) is related to share-based compensation.

Other Income (Expenses)

	Year Ended December 31,
	2021	2020	$ Change	% Change
Interest expense	$(551,495)	$(469,684)	$(81,811)	17%
Other income	1,384,060	—	$1,384,060	-
Total other income (expenses), net	$832,565	$(469,684)	$1,302,249	(277)%

Interest expense increased approximately $0.1 million to $0.6 million for the year ended December 31, 2021, compared to $0.5 million for the year ended December 31, 2020. The increase was attributable to increased factoring fees.

Other income increased to $1.4 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to both PPP loans being forgiven in 2021. There was no PPP loan forgiveness in 2020.

Liquidity and Capital Resources

Our primary sources of liquidity are cash raised from our private placement offering, which are further described below. As of December 31, 2021, we had cash resources of $5.3 million. As described in Note 1 of our audited consolidated financial statements, we have incurred recurring losses, and negative cash flows from operations since inception and have an accumulated deficit at December 31, 2021, of $15.0 million. We have relied on debt and equity financing to fund operations to date. We expect losses and negative cash flows to continue, primarily due to continued research, development, and marketing efforts as well as increased administration expenses as our Company grows. We raised $11.5 million of gross proceeds through four closings of our private placement in October and November 2021.  As our fiscal year 2022 progresses and we use the private placement proceeds to catalyze the implementation of our long-term strategic plan, additional debt or equity financing may be required if we do not generate sufficient revenue from new and existing products. Based upon our current financial projection models, we anticipate that the private placement proceeds will continue to help fund our ongoing operations through 2022. We anticipate that we will require additional funding in the future and we are actively evaluating alternative funding sources as part of our ongoing strategic planning.  If we need additional funds in the future, there is no assurance that appropriate financing will be available on terms, which are acceptable to us, or at all. This requirement for additional funding raises substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

Cash (used in) provided by:

	Year Ended December 31,
	2021	2020

Operating activities	$(4,819,376)	$(1,951,525)
Investing activities	(393,359)	(310,718)
Financing activities	10,099,451	1,785,724
Net increase (decrease) in cash	$4,886,716	$(476,519)

Operating Activities

Cash used in operating activities was $4.8 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively. Cash used in operating activities for the year ended December 31, 2021 principally resulted from our net loss of $2.8 million, which included PPP loan forgiveness of $1.4 million for a total net loss, excluding PPP loan forgiveness, of $4.2 million. There was also $1.1 million used for prepaid expenses and an offset of $0.4 million for the increase in our accounts payable and accrued expenses.

Cash used in operating activities for the year ended December 31, 2020, principally resulted from our net loss of $2.0 million. Moderate increases in our accounts receivable and inventories were partially offset by moderate increases in accounts payable and a small decrease in our prepaid expenses.

Investing Activities

Cash used in investing activities was $0.4 and $0.3 million for the years ended December 31, 2021 and 2020, respectively. Cash used in investing activities resulted from capital expenditures on property and equipment for all periods presented.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 of $10.1 million was principally attributable to $8.4 million in net proceeds from the sale of our common stock. The other $1.7 million was the net of notes payable, PPP loan, payment on capital leases, and our factoring advance.

Cash provided by financing activities during the year ended December 31, 2020, of $1.8 million principally resulted from proceeds from the issuance of notes payable ($0.4 million), the use of our factoring agreement totaling $0.9 million, and government-subsidized debt ($0.5 million).

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2021; however,  the following table does not include any contractual obligations or commitments that will develop as we continue the preparation, planning, and asset financing negotiations associated with the planned move of our business headquarters in 2022.  We anticipate approximately $4.0 million of new headquarter building asset additions, and an annual lease expense to be approximately $1.1 million upon occupancy.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$1,050,429	$1,050,429	$—	$—	$—
Short-term debt obligations (excluding interest)	5,117	5,117	—	—	—
Long-term debt obligations (excluding interest)	144,783	—	17,544	17,544	109,695
Operating lease obligations	332,574	131,191	201,383	—	—
Capital lease obligations	382,767	118,420	181,367	82,980	—
Total	$1,915,670	$1,305,157	$400,294	$100,524	$109,695

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve the valuation of our share-based compensation, including the underlying estimated fair value of our preferred and common stock. Accordingly, actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows will be affected.

Other than as described under Note 2 to our audited consolidated financial statements, the Critical Accounting Policies and Significant Judgments and Estimates included in our Current Report on Form 8-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission on October 27, 2021, have not materially changed.

We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we think are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Share-Based Compensation

We recognize the grant-date fair value of share-based awards issued as compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. To date, we have not issued awards where vesting is subject to performance or market conditions. The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the estimated fair value of the underlying common stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield, the most critical of which is the estimated fair value of our common stock.

The estimated fair value of each grant and modification of stock options awarded during fiscal 2021 and fiscal 2020 was determined using the following methods and assumptions:

●

Estimated fair value of common stock. As our common stock has not historically been publicly traded, our Board of Directors periodically estimates the fair value of our common stock considering, among other things, contemporaneous valuations of our preferred and common stock prepared by an independent third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

●

Expected term. Due to the lack of a public market for the trading of our common stock and the lack of sufficient company-specific historical data, the expected term of employee stock options is determined using the “simplified” method, as prescribed in SEC Staff Accounting Bulletin (“SAB”) No.107 (SAB 107), Share-Based Payment, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

●

Risk-free interest rate. The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.

●

Expected volatility. The expected volatility is based on historical volatilities of peer companies within our industry which were commensurate with the expected term assumption, as described in SAB 107.

●	Dividend yield. We assume a dividend yield of 0% because we have never paid, and for the foreseeable future do not expect to pay, a dividend on our common stock.

The inputs and assumptions used to estimate the fair value of share-based payment awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different inputs and assumptions, our share-based compensation expense could be materially different for future awards.

In valuing our common and preferred stock, our Board of Directors determined the equity value of our business by taking a combination of the income and market approaches.

The income approach estimates the fair value of a company based on the present value of its future estimated cash flows and the residual value of the company beyond the forecast period. These future values are discounted to their present values using a discount rate which is derived from an analysis of the cost of capital of comparable publicly-traded companies in the same industry or similar lines of business as of each valuation date and is adjusted to reflect the risks inherent in us achieving these estimated cash flows. For the market approach, we utilized the guideline company method by analyzing a population of comparable companies and selected those semiconductor companies that we considered to be the most comparable to us in terms of product offerings, revenue, margins, and growth. We then used these guideline companies to develop relevant market multiples and ratios, which are then applied to our corresponding financial metrics to estimate our equity value.

The enterprise values determined by the income and market approaches were then allocated to our common stock using the Option Pricing Method, or OPM.

The OPM treats common stock and preferred stock as call options on a company’s enterprise value, with exercise prices based on the liquidation preferences of the preferred stock. Therefore, the common stock has value only if the funds available for distribution to the stockholders exceed the value of the liquidation preference at the time of an assumed liquidity event such as a merger, sale or initial public offering. The common stock is modeled as a call option with a claim on the enterprise at an exercise price equal to the remaining value immediately after the preferred stock is liquidated. The OPM uses the Black-Scholes option-pricing model to determine the price of the call option. The OPM is appropriate to use when the range of possible future outcomes is so difficult to predict that forecasts would be highly speculative.

Given the absence of a public trading market for our capital stock as of December 31, 2021, our Board of Directors exercised reasonable judgment and considered a number of subjective factors to determine the best estimate of the fair value of our common stock, including:

●	our business, financial condition and results of operations, including related industry trends affecting our operations;
●	the likelihood of achieving a liquidity event, such as an initial public offering or the sale of the Company, given prevailing market conditions;
●	the lack of marketability of our preferred and common stock;
●	the market performance of comparable publicly traded companies; and,
●	U.S. and global economic and capital market conditions and outlook.

As our common stock is not yet quoted on an OTC Markets Group trading platform, or any exchange, it will be necessary to use estimates to determine the fair value of the common stock for our year ended December 31, 2022. In addition, as all of Guerrilla RF's preferred stock was converted into common stock in October 2021, we will no longer need to estimate the fair value of preferred stock as there was no issued or outstanding preferred stock as of December 31, 2021.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we are no longer an emerging growth company, or affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act.  We have not elected to early adopt certain new accounting standards, as described in Note 2 of our consolidated financial statements. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Guerrilla RF, Inc.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Guerrilla RF, Inc.

Greensboro, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guerrilla RF, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.

As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2021.

Raleigh, North Carolina

March 31, 2022

Guerrilla RF, Inc.

Consolidated Balance Sheets

December 31, 2021 and 2020

	2021	2020
Assets
Cash	$5,313,985	$427,269
Accounts receivable, net	1,667,006	1,653,805
Inventories, net	1,439,014	993,633
Prepaid expense	1,187,418	100,447
Total Current Assets	9,607,423	3,175,154

Property, plant, and equipment, net	1,027,312	789,587

Total Assets	$10,634,735	$3,964,741

Liabilities and Stockholders' Equity (Deficit)
Short-term debt	$5,117	$1,297,611
Capital lease, current portion	118,420	59,990
Accounts payable and accrued expenses	1,186,443	781,433
Total Current Liabilities	1,309,980	2,139,034

Capital lease	264,347	258,439
PPP loan	-	90,046
Notes payable	144,783	4,602,516
Total Liabilities	1,719,110	7,090,035

Preferred stock, $.0001 par value, 10,000,000 shares authorized no shares issued and outstanding as of December 31, 2021; $.001 par value, 5,042,000 shares authorized, 4,852,414 shares issued and outstanding as of December 31, 2020	$-	$4,852
Common stock, $.0001 par value, 300,000,000 shares authorized, 33,222,192 shares issued and outstanding as of December 31, 2021; $.001 par value, 8,484,000 shares authorized, 2,265,633 shares issued and outstanding as of December 31, 2020	3,322	2,261
Additional paid-in-capital	23,958,705	9,076,840
Accumulated deficit	(15,046,402)	(12,209,247)
Total Stockholders' Equity (Deficit)	8,915,625	(3,125,294)
Total Liabilities and Stockholders' Equity (Deficit)	$10,634,735	$3,964,741

Guerrilla RF, Inc.

Consolidated Statement of Operations

For the Years Ended December 31, 2021 and 2020

	2021	2020
Product shipments	$9,827,817	$5,986,108
Royalties	652,082	2,103,282
Total	10,479,899	8,089,390

Direct product cost	4,340,292	2,911,120

Gross Profit	6,139,607	5,178,270

Operating Expenses:
Research and development	4,592,879	3,591,336
Sales and marketing	2,752,153	2,129,238
Administration	2,464,295	999,731
Total Operating Expenses	9,809,327	6,720,305

Operating Income (Loss)	(3,669,720)	(1,542,035)

Interest expense	(551,495)	(469,684)
Other income (expense)	1,384,060	-
Net loss	$(2,837,155)	$(2,011,719)

Net loss per share	$(0.24)	$(0.30)

Guerrilla RF, Inc.

Consolidated Statements of Change in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2021 and 2020

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
December 31, 2019	$4,658	$2,250	$8,551,959	$(10,197,528)	$(1,638,661)
Net loss	-	-	-	(2,011,719)	(2,011,719)
Stock options exercised	-	11	10,501	-	10,512
Exercise of warrants	194	-	499,805	-	499,999
Debt converted to equity	-	-	(4,912)	-	(4,912)
Share-based compensation	-	-	19,487	-	19,487
December 31, 2020	4,852	2,261	9,076,840	(12,209,247)	(3,125,294)
Net loss	-	-	-	(2,837,155)	(2,837,155)
Stock options exercised	-	247	36,748	-	36,995
Conversion of convertible preferred stock to common stock	(4,852)	1,432	300,000	-	296,580
Change in par value of common stock	-	(1,767)		-	(1,767)
Conversion of promissory notes to common stock	-	340	5,988,262	-	5,988,602
Issuance of common stock to former stockholders of Laffin Corporation	-	270	-	-	270
Sale of common stock in private placement, net of issuance costs	-	532	8,382,294	-	8,382,826
Repurchase of common stock from an unaccredited investor upon consummation of the merger	-	-	(1,477)	-	(1,477)
Share-based compensation	-	7	176,038	-	176,045
December 31, 2021	$-	$3,322	$23,958,705	$(15,046,402)	$8,915,625

Guerrilla RF, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities
Net loss	$(2,837,155)	$(2,011,719)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	371,435	266,622
Share-based compensation	176,045	19,487
Warrant amortization	45,527	24,833
PPP loan forgiveness	(1,369,100)	-
Gain on extinguishment of debt	(14,960)	-
Inventory allowance	12,794	-

Changes in assets and liabilities:
Accounts receivable	(13,201)	(469,293)
Inventories	(458,175)	(301,026)
Prepaid expenses	(1,086,971)	22,994
Accounts payable and accrued expenses	354,385	496,577
Net cash used in operating activities	(4,819,376)	(1,951,525)

Cash flows from investing activities
Purchases of property, plant, and equipment	(393,359)	(310,718)
Net cash used in investing activities	(393,359)	(310,718)

Cash flows from financing activities
Proceeds from APO, net of issuance costs	8,382,826	-
Proceeds from exercise of stock options	36,995	10,512
Proceeds from notes payable and factoring agreement	5,097,870	1,249,900
Proceeds from PPP loan	833,300	535,800
Principal payment of notes payable and recourse factoring agreement	(4,150,701)
Principal payment on capital lease	(100,839)	(10,488)
Net cash provided by financing activities	10,099,451	1,785,724

Net increase (decrease) in cash	4,886,716	(476,519)

Cash, beginning of period	427,269	903,788
Cash, end of period	$5,313,985	$427,269

Noncash transactions:
Debt to equity conversion	$5,988,602	$500,000
Property and equipment acquired through capital leases	$144,177	$328,916
Property and equipment additions included in accounts payable	$50,625	$-

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

1. Organization and Nature of Business

Guerrilla RF, Inc. (formerly known as Laffin Acquisition Corp., the “Company”) was incorporated in the State of Delaware on November 9, 2020.  On October 22, 2021, the Company's wholly-owned subsidiary, Guerrilla RF Acquisition Corp., a corporation formed in the State of Delaware on October 20, 2021 (“Acquisition Sub”) and privately held Guerrilla RF Operating Corporation (formerly known as Guerrilla RF, Inc.) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”).  Pursuant to the terms of the Merger Agreement, on October 22, 2021 (the “Closing Date”), Acquisition Sub merged with and into Guerrilla RF Operating Corporation with Guerrilla RF Operating Corporation continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”).

Prior to the Merger, Laffin Acquisition Corp. was a “shell” company registered under the Exchange Act, with no specific business plan or purpose until it began operating the business of Guerrilla RF Operating Corporation following the closing of the Merger.

All references in these Consolidated Financial Statements to “Guerrilla RF” refer to Guerrilla RF Operating Corporation, our direct, wholly-owned subsidiary.  Unless otherwise stated or the context otherwise indicates, references to the “Company”, “we”, “our”, “us” or similar terms refer to Guerrilla RF, Inc. (formerly known as Laffin Acquisition Corp.) together with its wholly-owned subsidiary, Guerrilla RF.  Guerrilla RF holds all material assets and conducts all business activities and operations of the Company.  Accordingly, throughout these Consolidated Financial Statements, there are frequent references to Guerrilla RF.

Guerrilla RF designs and manufactures high‐performance Monolithic Microwave Integrated Circuits (MMICs) for the wireless infrastructure market.  Guerrilla RF primarily focuses on researching and developing its existing products and building an infrastructure to handle a global distribution network; therefore, it has incurred significant start‐up losses.

The Merger was accounted for as a “reverse acquisition” since, immediately following the consummation of the Merger, Guerrilla RF effectively controlled the Company. For accounting purposes, Guerrilla RF was deemed to be the accounting acquirer in the Merger and, consequently, the Merger is treated as a recapitalization of Guerrilla RF (i.e., a capital transaction involving the issuance of shares by the Company for the shares of Guerrilla RF). Accordingly, the assets, liabilities, and results of operations of Guerrilla RF became the historical consolidated financial statements of the Company, and the Company’s assets, liabilities, and results of operations were consolidated with Guerrilla RF beginning at the Closing Date.  No step-up in basis or intangible assets or goodwill were recorded in the Merger.

Liquidity and Going Concern

Per Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

The accompanying consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has historically financed its activities principally from common and preferred equity securities and debt issuance.

The Company has incurred substantial and negative cash flows from operations in nearly every fiscal period since inception. For the year ended December 31, 2021, the Company incurred a net loss of $2.8 million and used $4.8 million in cash to fund operations. As a result, the Company had an accumulated deficit of $15.0 million as of December 31, 2021. The Company's cash as of December 31, 2021 was $5.3 million.

Management believes that the Company has sufficient cash to support its operations through 2022. Still, it will require significant additional cash resources to continue its planned research and development activities. The Company will need additional funds for promoting new products and working capital necessary to support increased sales. However, there can be no assurance that such financing will be available when needed, if at all, or on favorable terms and conditions. The precise amount and timing of the funding needs cannot be determined accurately at this time. They will depend on many factors, including the market demand for the Company's products, the quality of product development efforts, management of working capital, and the continuation of standard payment terms and conditions for purchasing goods and services. As a result, the Company is uncertain whether its cash balances and cash flow from operations will be sufficient to fund its operations for the next twelve months. This requirement for additional funding raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

To address its capital needs, including its planned research and development activities and other expenditures, the Company is actively pursuing additional debt and equity financing.  The Company has been in ongoing discussions with investors and other parties for such possible offerings. However, adequate financing opportunities might not be available to the Company, when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms, the Company will be forced to delay, reduce, or eliminate some or all of its research and development programs and product portfolio expansion, which could adversely affect its operating results or business prospects. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Risks and Uncertainties

The Company is subject to several risks associated with companies at a similar stage, including dependence on key individuals, competition from similar products and larger companies, volatility of the industry, ability to obtain adequate financing to support growth, the ability to attract and retain additional qualified personnel to manage the anticipated growth of the Company, and general economic conditions.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).  The accompanying consolidated financial statements include the accounts of Guerrilla RF, Inc. and its wholly-owned subsidiary, Guerrilla RF Operating Corporation.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period. In addition, the Company’s significant estimates and judgments involve the identification of performance obligations in revenue recognition and the valuation of share-based compensation, including the underlying fair value of the common stock. Accordingly, actual results could differ from those estimates.

Concentrations of Credit Risk and Major Customers

Financial instruments at  December 31, 2021 and 2020 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.

The Company’s cash is deposited with major financial institutions in the U.S. At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC). To date, the Company has not experienced any losses on its cash deposits.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

The Company’s accounts receivable are derived from revenue earned from customers located in and outside of the U.S. Major customers are defined as those generating revenue in excess of 10% of the Company’s annual product shipment revenue. The Company had one major customer during the years ended December 31, 2021 and December 31, 2020. Revenues from the major customer accounted for 81% of product shipment revenue for the year ended December 31, 2021, and 82% of product shipment revenue for the year ended December 31, 2020. Accounts receivable from our major customer represented 78% of accounts receivable at December 31, 2021, and 89% of accounts receivable at December 31, 2020.

Accounts Receivable

Accounts receivable primarily relate to amounts due from customers, which are typically due within 30 to 45 days. The accounts receivable also includes royalty revenue from our one royalty agreement. The Company provides credit to its customers in the ordinary course of business and evaluates the need for allowances for potential credit losses. The Company does not require collateral or other security for accounts receivable. To reduce credit risk with accounts receivable, the Company performs ongoing evaluations of its customers’ financial condition. Historically, such losses have been immaterial and within management's expectations.

The Company has a factoring agreement that provides advance payments on up to 85% of invoices issued to one customer, our largest distributor, with receivables less than 90 days outstanding, secured by the remaining 15%. As of December 31, 2021 and 2020, the Company had $0 and $1,000,000 of factored invoices, respectively, at 0.98% for the first 30 days and prorated on a per diem basis at 0.0327% each day after. At December 31, 2021 and 2020, the Company had $0 and $150,000 due from the factoring counterparty, respectively, included in accounts receivable on the consolidated balance sheets. See Note 5 for additional discussion on the factoring agreement.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company depreciates computer hardware, software, production and computer equipment, and lab equipment using the straight-line method over their estimated useful lives, ranging from three to five years. The Company depreciates furniture and fixtures using the straight-line method over their estimated useful lives of seven years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term. Repairs and maintenance are expensed as incurred by the Company.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The recoverability of assets held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less costs to sell. The Company did not record any expense related to asset impairment in 2021 or 2020.

Deferred Offering Costs

The Company has not capitalized legal, professional, accounting, and other third-party fees directly associated with common equity financings as deferred offering costs as these acquisition costs are immaterial in relation to the financing and as a portion of our consolidated balance sheet.  Transaction costs consisting of legal, accounting, financial advisory, and other professional fees incurred as part of the Merger mentioned in Note 1 were offset against the total proceeds from the Merger in the accompanying consolidated financial statements for the year ended December 31, 2021.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Convertible Preferred Stock Warrants

Accounting standards require that freestanding warrants and similar instruments, with certain settlement features of the financial instruments, should be accounted for as a preferred stock warrant liability even though the underlying shares of capital stock may be classified as equity. Such warrants would be measured and recognized at fair value and subject to re-measurement at each balance sheet date.  All of the Company’s convertible preferred stock warrants were previously classified as equity (see Note 1 for further discussion of the equity conversion as part of the Merger).  The Company did not have any convertible preferred stock warrants as of December 31, 2021.

Revenue Recognition

The Company recognizes product revenue when it satisfies a performance obligation by transferring a product or service to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. The Company provides an assurance-type warranty to its customers as part of its contracts' standard terms and conditions, which does not include a right of return for properly functioning products not deemed obsolete. These warranties do not provide an additional distinct service to the customer and are not deemed a separate performance obligation. Royalty revenue is recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales-based royalties have been allocated are satisfied. The costs incurred by the Company for shipping and handling are classified as cost of revenue in the consolidated statements of operations. Any incidental items that are immaterial in the context of a sale to a customer are recognized as expense.

Cost of Revenue

The Company’s cost of revenue consists primarily of salaries and related expenses, overhead, third party services vendors, depreciation expense related to the equipment and information technology costs incurred directly in the Company’s revenue-generating activities.

Share-Based Compensation

The Company measures and recognizes compensation expense for all stock options awarded to employees and nonemployees based on the estimated fair market value of the award on the grant date. The Company uses the Black-Scholes option pricing model to value its stock option awards. The Company recognizes compensation expense on a straight-line basis over the requisite service period, which is generally the award's vesting period. In addition, the Company accounts for forfeitures of stock options as they occur.

The Company applies ASU 2018-7, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. As a result of the adoption in the year ended December 31, 2020, share-based awards issued to nonemployees are no longer required to be revalued at each reporting period.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Estimating the fair market value of options requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock, the expected life of the options, stock price volatility, the risk-free interest rate, and expected dividends. Therefore, the assumptions used in the Company’s Black-Scholes option-pricing model represent management’s best estimates and involve many variables, uncertainties, and assumptions, and the application of management’s judgment, as they are inherently subjective.

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of personnel-related engineering and technical staff wages and benefits, prototype costs, and other direct expenses.

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses for the years ended December 31, 2021, and 2020 were $18,108 and $42,563, respectively.

Inventories

Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first‐in, first‐out (FIFO) method.

Income Taxes

Income taxes are accounted for under the asset and liability method as required by FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period corresponding to the enactment date. Under ASC 740, a valuation allowance is required when it is more likely than not all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.

FASB ASC Subtopic 740 10, Accounting for Uncertainty of Income Taxes, (“ASC 740 10”) defines the criterion upon which an individual tax position must meet for any part of the benefit of the tax position to be recognized in consolidated financial statements prepared in conformity with GAAP. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the consolidated financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. In accordance with the disclosure requirements of ASC 740 10, the Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of total income tax expense.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants, which would result in the issuance of incremental common stock. For periods prior to the Merger mentioned in Note 1, each of Guerrilla RF’s shares of capital stock issued and outstanding immediately prior to the closing of the Merger was retrospectively converted into approximately 2.95 shares of the Company's common stock.  In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations because a net loss existed for the years ended December 31, 2021 and 2020. As such, all preferred stock, warrants, and options were excluded from the calculation of net loss per share for the years ended December 31, 2021, and 2020.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	2021	2020
Convertible preferred stock	-	4,852,414
Convertible preferred stock warrants	-	116,732
Common stock warrants	331,580	-
Stock options	3,146,366	1,260,000
	3,477,946	6,229,146

Recent Accounting Pronouncements

In February 2016, the FASB issued ASC Topic 842, Leases. This standard requires all entities that lease assets with terms of more than 12 months to capitalize the assets and related liabilities on the balance sheet. In June 2020, the FASB issued ASU 2020-05, which amended the effective date of Topic 842 until January 1, 2022. Upon adoption, the standard requires the use of a modified retrospective transition approach for its adoption. The Company will be adopting Topic 842 in the fiscal quarter ending March 31, 2022.  However, management expects the assets leased under operating leases, similar to the leases disclosed in Note 10 to the consolidated financial statements, to be capitalized with the related lease obligations on the balance sheet upon adopting Topic 842.

In August 2020, the FASB issued ASC Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The goal of the ASC is to simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The new standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company will be adopting this accounting guidance in the fiscal quarter ending March 31, 2022.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

3. Inventories

Inventories are summarized as follows:

	2021	2020
Raw materials	$629,090	$233,256
Work-in-process	339,746	116,513
Finished goods	482,972	643,864
Inventory allowance	(12,794)	-
Inventory, net	$1,439,014	$993,633

As of December 31, 2021, there was an inventory allowance of $12,794.  The inventory allowance is made up of potential scrap and obsolete inventory worth $3,082 and $9,712, respectively.

4. Property and Equipment

Property and equipment is summarized as follows:

	2021	2020
Production assets	$1,616,308	$1,287,128
Computer equipment and software	647,852	460,233
Lab equipment	103,427	74,815
Office furniture and fixtures	51,354	51,355
Leasehold improvements	123,109	123,109
Construction work in progress	63,750	-
	2,605,800	1,996,640
Less accumulated depreciation	(1,578,488)	(1,207,054)

	$1,027,312	$789,587

Depreciation expense was $371,435 and $266,622 for the years ended December 31, 2021 and 2020, respectively.

5. Debt

Short-Term Debt

Factoring Arrangement

The Company has an accounts receivable factoring arrangement with a financial institution (the “Factor”). Under the terms of the agreement, the Company, from time to time, sells to the Factor certain of its accounts receivable balances on a recourse basis for credit approved accounts. The Factor remits 85% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees to be forwarded to the Company once the Factor collects the entire accounts receivable balance from the customer. The factoring fee is 0.98 % of the invoice’s face value factored for the first 30 days required to collect the invoice and prorated on a per diem basis at 0.0327 % each day thereafter. The minimum invoice fee for any factored invoices is $1.50. The Company includes the cost of factoring in interest expense.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

As stated above, the Company factors the accounts receivable on a recourse basis. Therefore, if the Factor cannot collect the factored accounts receivable, the Company must refund the Advance Amount remitted to us for the uncollected accounts receivable.  Accordingly, the Company records the liability of having to refund the Advance Amount as short-term debt when the factoring arrangement is utilized.  As of  December 31, 2021 , there is no liablity.

Due from Factor consisted of the following:

	Original Invoice Value	Factored Amount	Factored Balance Due
Year ended December 31, 2021
Factored accounts receivable	$-	$-	$-

Year ended December 31, 2020
Factored accounts receivable	$1,000,000	$850,000	$150,000

The cost of factoring was as follows:

	December 31, 2021	December 31, 2020
Factoring Fees	$87,122	$9,800

Long-Term Debt

Loans Payable – PPP and EIDL

PPP

On April 30, 2020, Guerrilla RF received loan proceeds of $535,800 under the Paycheck Protection Program (“PPP”).  Established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) administered by the Small Business Administration (“SBA”). PPP loans and accrued interest are forgivable after a “covered period” (24 weeks) as long as the borrower maintains its payroll levels and uses the loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities. As of December 31, 2020, Guerrilla RF had $535,800 of principal outstanding on the PPP loan together with accrued interest of $3,611 as accounts payable and accrued expenses less $90,000 shown as long-term liability on the consolidated balance sheet.  On February 17, 2021, Guerrilla RF received approval from the SBA that the $535,800 PPP loan was forgiven, including all accrued interest.

On February 19, 2021, Guerrilla RF received loan proceeds of $833,300 (the “2021 PPP Loan”) also under the same CARES Act. Guerrilla RF used the 2021 PPP Loan to retain current employees, maintain payroll, and make lease and utility payments.  On August 18, 2021, Guerrilla RF received confirmation from the SBA that the 2021 PPP Loan, including accrued interest, had been forgiven.

The Company recorded the forgiveness of both PPP loans and the related accrued interest as a gain in other income (expense) on the consolidated statements of operations.  Accordingly, as of December 31, 2021, the Company had no principal outstanding on the PPP loans or accrued interest.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

EIDL

In response to COVID-19, small business owners, including agricultural businesses and nonprofit organizations in all U.S. states, Washington D.C., and territories, the SBA created the COVID-19 Economic Injury Disaster Loan (EIDL) program in March 2020. The program's purpose was to help small businesses meet financial obligations that could have been met had the Covid-19 pandemic not occurred. Unlike the PPP Loan Program, a loan under EIDL is not forgivable in the future but provides favorable interest and payment terms to approved applications. The maximum EIDL available is equivalent to six months of a business’s working capital, up to $150,000. Businesses can use EIDL proceeds for working capital and normal operating expenses. On June 24, 2020, the Company received loan proceeds of $150,000 under the EIDL Program. As part of the EIDL program, the Company agreed to SBA collateral conditions and agreed to pay an annual interest of 3.75% per annum with the principal balance and interest payable 30 years from the loan date, June 24, 2050.  As of December 31, 2021, the Company had $149,900 of principal outstanding on the EIDL loan together with accrued interest of  $8,532.

Notes Payable

Since its founding, the Company has utilized privately placed funding through equity and unsecured debt instruments. (See Note 6 for details on equity funding.)

The Company has entered into several debt arrangements from capital raise events and bridge loans from existing investors.  These debt arrangements are characterized by interest-only quarterly payments paid in arrears. Per the terms of the debt arrangements, principal is paid in its entirety at the respective maturity date. In addition, all such debt agreements may be prepaid by the Company without any penalty.

On March 27, 2017, the Company entered into a round of debt financing with three investors as part of the Series D capital raise for a total of $1,000,000 in promissory notes with a maturity date of December 31, 2022. Under terms of the notes, the Company could make four draws against each note, with the minimum draw being 25% of the specific note amount. The Company made draws under these promissory notes in October 2017 and January 2018.  The outstanding balance of the promissory notes was converted to common stock at the closing of the Merger.

On March 12, 2018, the Company delivered a promissory note to an existing investor for $1,000,000, with interest at 8% annum paid quarterly in arrears. Under the promissory note provisions, the Company could receive funds in one or more draws, each in a minimum increment of $250,000. The maturity of the promissory note was December 31, 2023. The Company made draws under this promissory note in March 2018 and January 2019.  The outstanding balance of this promissory note was converted to common stock at the closing of the Merger.

On June 1, 2018, the Company entered into a promissory note with an investor for $1,000,000 with a maturity date of May 31, 2020. In connection with this promissory note and the terms of the related loan agreement, the Company issued two warrants for the purchase of Series E preferred stock of the Company. On April 15, 2020, the note and warrants were transferred to a related party of the lender. Following that transfer, the new warrant holder exercised these warrants and purchased shares of preferred stock for a total cash consideration of $500,001 to satisfy $500,000 of the $1,000,000 note payable. In addition, this new holder of the note payable agreed to refinance the remaining $500,000 of the $1,000,000 note payable, which then had a maturity date of May 31, 2022.  The outstanding balance of this promissory note was converted to common stock at the closing of the Merger.

On March 31, 2019, the Company entered into a round of debt financing with investors and employees for $1.75 million at an annual interest rate of 12% and maturing in March 2022. All unpaid principal and accrued interest of these notes could be prepaid without penalty or premium at the Company’s discretion. Any prepayment was to be credited first against accrued interest, then principal. These notes were only issued to accredited investors within the meaning of the Securities Act of 1933.  The outstanding balances from this debt financing was converted to common stock at the closing of the Merger.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

On July 28, 2020, the Company entered into a promissory note for $250,000 with a member of its Board of Directors with an interest rate of 12% per annum. The maturity date of this promissory note was September 30, 2023. The loan evidenced by this promissory note was not a part of any of the issuance of preferred stock discussed below in Note 7.  The outstanding balance of this promissory note was converted to common stock at the closing of the Merger.

Convertible Promissory Notes

As further described in Note 1, the Company entered into a Merger Agreement effective October 22, 2021. On October 22, 2021, pursuant to the terms of the Merger Agreement, all of the common stock of Guerrilla RF (including common stock issued upon the conversion of preferred stock and $4.5 million of pre-2021 convertible notes) held by accredited investors was converted into an aggregate of 24,130,642 shares of Company common stock. These pre-2021 convertible notes were converted into 2,647,059 shares of the Company’s common stock at a price of $1.70 per share. In addition, in connection with the Merger, the Company issued 744,300 shares of common stock in exchange for $1,488,600 of convertible notes that were issued by Guerrilla RF in contemplation of the Merger.

Per the terms of several debt arrangements entered into with new and existing investors prior to the Merger, principal was to be paid in its entirety at the respective maturity date or upon conversion as a result of the Merger without any penalty.  Upon successful closing of the aforementioned Merger and related financing, all of the outstanding principal amounts of the new notes payable issued just prior to the Merger ($1,488,600) and the above described existing notes payable ($4.5 million), automatically, without the necessity of any action by the noteholder or the Company, converted into securities of the Company.  All accrued but unpaid interest on the existing and new notes payable as of the effective date of the Merger were paid in cash to the noteholder within fifteen (15) business days following the Merger ($51,627).

Warrants

In connection with some of the debt described above, certain lenders were issued warrants to purchase up to 116,733 pre-Merger shares of Series D and E preferred stock at $2.57 per share.  In April 2018, Guerrilla RF completed a Series E preferred stock convertible note private offering in which 898,542 pre-Merger shares of Series E Preferred Stock were issued at $2.57 per share together with warrants to purchase an additional 77,821 pre-Merger shares of Series E preferred stock.  In consideration of funds advanced pursuant to a $1,000,000 promissory note accruing interest at 8% per annum from an existing investor, Guerrilla RF issued warrants on June 1, 2018, for the purchase of 38,911 pre-Merger shares of Series E Preferred Stock (in total) at $2.57 per share with different termination dates.  All outstanding warrants immediately prior to the closing date of the Merger were converted into Company common stock (as further described in Note 1).

Balances related to the debt and warrants for the year ended December 31, 2021 are as follows:

	Carrying		Accumulated	Carrying
	Value at		Amortization	Value at
	December 31,	Converted	of Debt	December 31,
	2020	to equity	Discount	2021
Notes payable	$2,500,000	$(2,500,000)	$-	$-
Discount on debt	(45,527)		45,527	-
Carrying value	$2,454,473	$(2,500,000)	$45,527	$-

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Long‐term debt is summarized as follows at December 31, 2021:

	2021	2020
Notes payable with associated warrants

Notes payable with quarterly interest-only payments at 8%, maturing December 2023, unsecured.	$-	$979,306

Notes payable with quarterly interest-only payments at 8%, maturing in December 2022, unsecured.	-	991,722

Note payable with quarterly interest-only payments at 12%, maturing in May 2022, unsecured.	-	483,445

Total notes payable with associated warrants	-	2,454,473

Notes payable with quarterly interest-only payments at 12%, maturing in March 2022, unsecured.	-	1,750,000

Note payable with quarterly interest-only payments at 12%, maturing in September 2023, unsecured.	-	250,000

PPP loan with monthly payments beginning in May 2022 at 1.00% interest, maturing in May 2022, unsecured.	-	535,800

Note payable with monthly payments beginning in June 2022 at 3.75% interest, maturing in June 2050, secured by all tangible and intangible property.	149,900	149,900

Recourse factoring	-	850,000

Total notes payable	149,900	5,990,173

Less current portion	5,117	1,297,611

	$144,783	$4,692,562

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Long-term debt is expected to mature as follows:

2022	$5,117
2023	8,772
2024	8,772
2025	8,772
2026	8,772
Thereafter	109,695
$149,900

6. Common Stock and Convertible Preferred Stock

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $ 0.0001 as of December 31, 2021 and 8,484,000 shares of privately held Guerrilla RF common stock with a par value of $0.001 per share were authorized as of December 31, 2020. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through December 31, 2021.

Following the Effective Time of the Merger, the Company sold 33,147,192 shares of common stock pursuant to a private placement offering at a purchase price of $2.00 per share (“Offering”) for aggregate gross proceeds of $11.5 million. The Company incurred issuance costs of $2.1 million, which were offset against the proceeds from the Offering and are recorded in the accompanying consolidated financial statements for the year ended December 31, 2021.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Common Stock Warrants

In October and November 2021, the Company issued warrants to nonemployees to purchase, 183,100 and 148,480 shares of common stock, respectively, as payment for services related to the private placement and the Merger. The warrants have an exercise price of $2.00 per share and are immediately exercisable and expire in October and November 2026, respectively.  The Company determined the warrants to be equity classified awards and recorded them as issuance costs related to the sale of common stock related to the private placement and Merger.

Preferred Stock

Prior to the Merger Guerrilla RF had utilized convertible preferred share issuances, convertible debt issuances, and convertible warrants from private investors to fund its business operations and growth. No dividend was payable on shares of Guerrilla RF common stock or its classes of preferred stock.  At the closing of the Merger, all Guerrilla RF preferred stock was converted into common shares of the Company.  There is no issued or outstanding preferred stock as of December 31, 2021.

Subject to certain exceptions, prior to the Merger, holders of Guerrilla RF preferred stock were entitled to a secondary right of first refusal prior to any sale of common stock by Guerrilla RF's founder (the “Key Holder”) subject to Guerrilla RF's first right of first refusal for the same Key Holder shares.

Prior to the Merger, the shares of preferred stock were convertible 1:1 to common stock at any time at the holder's option, subject to adjustments for stock dividends, splits, combinations, and similar events. Prior to the Merger, the preferred stock would automatically convert to common stock (A) upon the closing of an underwritten public offering with a price of at least $10.00 per share of common stock (subject to adjustments for stock dividends, splits, combinations, and similar events) and net proceeds to Guerrilla RF in excess of $37.5 million; or (B) upon the written consent of the holders of the majority of shares of preferred stock then outstanding.

Prior to the Merger, holders of preferred stock held certain rights to elect three of the seven members of the board of directors as follows: (i) the holders of Series A, A-2, and C preferred stock were entitled to elect two board of directors members, with one being nominated by one specific preferred shareholder, and (ii) the holders of Series B, D and E preferred stock were entitled to elect one member of the board of directors. Two board of directors seats were elected exclusively by the holders of common stock, and the final two seats were elected by all holders of Guerrilla RF common stock and preferred stock.

Prior to the Merger, after each offering of a class of preferred stock, the investors of that class of preferred stock were given a pro-rata right, based on their percentage equity ownership, to participate in the next offering or issuance of capital stock by Guerrilla RF.

Prior to the Merger, the following summarizes the past issuances of preferred stock series, A, A2, B, C, D, and E:

Series A

On June 26th, 2014, the Guerrilla RF authorized 1,050,000 shares of Series A preferred stock, 1,042,853 of which were issued and outstanding in a private placement at an issue price of $1.00 per share.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Series A-2

On February 13, 2015, the Guerrilla RF authorized 420,000 shares in a follow-on raise to the Series A preferred placement. As a result, the Guerrilla RF issued 412,735 of Series A-2 preferred stock which were issued in a private placement at an issue price of $1.21 per share.

Series B

On May 15, 2015, Guerrilla RF issued 1,049,997 shares of Series B preferred stock at an issue price of $1.43 per share. In connection with this sale, investors were issued options to purchase an additional 350,000 shares of Series B preferred stock at any time during the 90 days after the Series B preferred stock offering. Each holder received the right to purchase 1/3 share of Series B preferred stock for every share purchased.

Series C

On August 1, 2016, Guerrilla RF issued 483,092 Series C preferred stock shares in a private placement at an issue price of $2.07 per share. The proceeds from the sale of Series C preferred stock to be used for working capital associated with the mass production of Guerrilla RF’s products, continuing operations, and brand building activities, including print ads and increased sales travel.

In addition, holders of the Series C preferred stock, together with holders of the Series A preferred stock and Series A-1 preferred stock, shall be entitled to identify and select two of the five members of Guerrilla RF’s board of directors.

Series D

On March 8, 2017, the Guerrilla RF issued 692,292 shares of Series D preferred stock in a private placement at an issue price of $2.57 per share. Based on their percentage equity ownership, investors were given a pro-rata right to participate in a future offering or issuance by Guerrilla RF unless subsequently waived due to failure to exercise such rights.  The shares of Series D preferred stock will initially be convertible 1:1 to common stock at any time at the holder's option, subject to adjustments for stock dividends, splits, combinations, and similar events.

On March 27, 2017, Guerrilla RF granted 58,366 warrants to purchase Guerrilla RF preferred stock at $2.57 per share to two investors, with termination dates of January 1, 2023. (See Note 5 for additional details.)

Series E

On April 16, 2018, Guerrilla RF issued 703,989 Series E Convertible preferred stock shares at $2.57. As a result of the Series E offering, Guerrilla RF increased the number of authorized shares of common stock to 8,224,000 common shares and had increased the number of authorized shares of preferred stock to 5,042,000 shares.

Based on their percentage equity ownership, investors in Series E were given a pro-rata right to participate in a future offering or issuance by Guerrilla RF unless subsequently waived due to failure to exercise such rights.  The shares of Series E preferred stock will initially be convertible 1:1 to common stock at any time at the holder's option, subject to adjustments for stock dividends, splits, combinations, and similar events.

As part of the Series E capital raise, Guerrilla RF shareholders approved a loan transaction with the lead investor pursuant to which Guerrilla RF could borrow up to $1,000,000 at an 8% interest rate commencing March 14, 2018, and in connection with such loan transaction, Guerrilla RF could award warrants to the lead investor for additional Series E preferred shares at a strike price of $2.57 per share for up to an additional 38,911 shares of Series E preferred stock. (See Note 5 for further details.)

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

For consideration of a $1,000,000 note at 12% interest from the investor, Guerrilla RF issued warrants on June 1, 2018, and March 12, 2018, for the purchase of Series E preferred stock at $2.57 with a termination date of April 15, 2020. The warrants provided the right for the investor to purchase up to 194,553 shares of preferred shares. These warrants came with two different grant and maturity dates and an option to purchase additional preferred shares at $2.57 per share. (See Note 5 for further information.)

In connection with the Merger described in Note 1, all preferred stock outstanding as of October 22, 2021 was converted into common stock of the Company.  As of December 31, 2021 there is no outstanding preferred stock.

7. Equity Incentive Plan

In 2014, the Board adopted the Long‐Term Stock Incentive Plan (the “2014 Plan”), with 568,000 shares of common stock authorized for issuance under the 2014 Plan. Subsequently, stockholders approved an increase in the number of shares covered by the 2014 Plan to 1,260,000 shares. Exercise prices range from $0.70 to $1.57 per share, depending on the date of the award.

In 2021, the Board adopted another Long‐Term Stock Incentive Plan (the “2021 Plan”), which authorizes the award of stock options, restricted stock awards, SARs, RSUs, performance awards, cash awards, and stock bonus awards. The Company initially reserved 222,991 shares of common stock, plus any reserved shares not issued or subject to outstanding grants under the 2014 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding December 31, or a number as may be determined by the Company's Board of Directors.  There have been no awards made under the 2021 Plan as of December 31, 2021.

The general purpose of the 2014 Plan and the 2021 Plan is to allow the Company to attract and motivate key employees and directors to align their interests with those of the Company’s shareholders.

The Company measures the fair value of each option award on the date of grant using the Black‐Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk-free interest rate, and dividend yield. The fair value of each grant of options during the year ended December 31, 2021 was determined using the methods and assumptions discussed below:

●

The expected term of employee options is determined using the “simplified” method, as prescribed in SEC’s Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data.

●	The expected volatility is based on the historical volatility of the publicly traded common stock of a peer group of companies.

●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.

●	The expected dividend yield is none because the Company has not historically paid and does not expect to pay a dividend on its ordinary shares for the foreseeable future.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

For the years ended December 31, 2021, and 2020, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2021	2020
Expected term (in years)	6.25	5.00
Expected Volatility	67%	45%
Risk-free rate	0.11%	0.30%
Dividend rate	—	—

The weighted average grant date fair value of stock option awards granted was $1.62 and $0.36 during the years ended December 31, 2021, and 2020, respectively.

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Compensation expense recorded for options in the consolidated statements of operations was $176,045 and $19,487 for the years ended December 31, 2021 and 2020, respectively. Unrecognized compensation costs related to non‐vested options at December 31, 2021, and 2020 amounted to $69,974 and $24,119, respectively, which are expected to be recognized over an average of three years.

Stock option activity by share is summarized as follows for the years ended December 31:

	2021	2020
Outstanding shares at beginning of year	1,086,317	943,167
Granted	28,000	153,950
Exercised	(37,566)	(10,800)
Outstanding shares at end of year (Pre-Merger)	1,076,751	1,086,317
Outstanding shares at end of year (Post-Merger)	3,180,882
Exercisable shares at end of year	2,645,344	821,037

Each outstanding unexercised stock option at the Closing Date of the Merger ( October 22, 2021) was converted into the right to purchase approximately 2.95 shares of the Company's common stock.  Pursuant to the Merger Agreement, options to purchase 1,065,067 shares of Guerrilla RF’s common stock issued and outstanding immediately prior to the closing of the Merger under the 2014 Plan were assumed and converted into options to purchase 3,146,366 shares of the Company's common stock.  In conjunction with the modification of the number of shares to be purchased under the options, the exercise price of the options was also reduced by a corresponding 2.95 factor.

No income tax benefits have been recognized in the consolidated financial statements for share-based compensation arrangements, and no share-based compensation costs have been capitalized as property and equipment through December 31, 2021.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

8. Commitments and Contingencies

Lease Commitments

Under an operating lease agreement, the Company leases its office facilities in Greensboro, North Carolina, which expires in June 2024. The lease agreement allows for early cancellation with a penalty dependent upon providing the landlord advance notice of at least six months. Under the operating lease agreement terms, the Company is responsible for certain insurance and maintenance expenses. In addition, the lease agreement contains scheduled rent increases. The related rent expense for the lease is calculated on a straight-line basis according to the rental terms of the lease.

In July 2021, the Company entered into an operating lease agreement for additional office facilities in Greensboro, North Carolina, which has an estimated expiration date of  June 2031, pending the date of when the Company commences occupancy.

The July 2021 lease agreement was contingent on the Company completing additional equity financing in the form of a private placement that the Company completed to the landlord's satisfaction as of November 15, 2021.

Under the operating lease agreement terms, the Company is responsible for certain insurance and maintenance expenses.  In addition, the lease agreement contains scheduled rent increases.  Upon taking control of the building, the related rent expense for the lease will be calculated on a straight-line basis according to the lease's rental terms.  The Company will not remit any scheduled lease payments until it occupies the building.  The Company anticipates approximately $4.0 million of new headquarter building asset additions, and an annual lease expense to be approximately $1.1 million upon occupancy.

The Company also leases software and equipment under capital leases expiring through October 2026. Capital lease payments under all capital leases were $102,280 during the year ended December 31, 2021. Rent expense under all operating leases was $128,618 and $126,096 during the years ended December 31, 2021, and 2020, respectively.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Future minimum lease payments under the leases are as follows:

	Capital	Operating
	Leases	Leases
2022	$139,349	$131,191
2023	111,371	133,814
2024	87,067	67,569
2025	74,676	-
2026	10,596	-

Total minimum lease payments	423,059	$332,574

Less amount representing interest	(40,292)

Present value of net minimum lease payments, including noncurrent obligations	$382,767

Legal

In the ordinary course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s financial position or results of operations. As a result, no liability related to such claims has been recorded at December 31, 2021, or 2020.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, and parties to other transactions with the Company. In addition, the Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision. Management believes any liability arising from these agreements will not be material to the consolidated financial statements. As a result, no liability for these agreements has been recorded at December 31, 2021, or 2020.

Employment Agreement

The Company has an employment agreement with one executive. This employment agreement was entered into effective as of January 1, 2020. The Company desired the assurance of the executive's continued association and services to retain the executive's experience, skills, abilities, background, and knowledge. The employment is at-will, and the Company may terminate the employment relationship at any time, with or without cause, and with or without notice. The terms of the agreement stipulate compensation, benefits, specific restrictive covenants, and Company obligations upon termination of the employment agreement, including severance pay.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

9. Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

	2021	2020
Noncurrent deferred income tax asset arising from:

Accounts payable	$272,585	$174,919
Property, plant, and equipment	11,090	18,528
Equity-based compensation	65,127	32,850
Contribution carryforward	4,860	2,678
NOL carryforward	3,452,349	278,081
NEL carryforward	324,685	2,668,997
R&D credit	365,668	22,975
	4,496,364	3,199,028
Noncurrent deferred income tax liability arising from:
Trade receivables and prepaid expenses	(655,804)	(230,727)

Net noncurrent deferred income tax asset	3,840,560	2,968,301

Valuation allowance	(3,840,560)	(2,968,301)

Net	$-	$-

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2021, and 2020.

The Company does not have unrecognized tax benefits as of December 31, 2021, or December 31, 2020. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company had net operating loss carryforwards (“NOL”) for federal and state income tax purposes at December 31, 2021, and December 31, 2020 of approximately:

	December 31,
Combined NOL Carryforwards:	2021	2020
Federal	$16,439,757	$11,793,597
State	$16,439,757	$11,257,797

The net operating loss carryforwards generated before 2018 begin expiring in 2033 for federal and 2030 for state income tax purposes. Federal and state net operating losses generated in 2018 and into the future now have an indefinite life.

	December 31,
Combined Credit Carryforwards:	2021	2020
Federal	$365,668	$278,081

The credit carryforwards begin expiring in 2038 for federal tax purposes.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The annual limitation amount is determined based on the Company's value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. To date, the Company has not performed an analysis to determine whether or not ownership changes have occurred since inception.

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31,
Rate reconciliation:	2021	2020
Federal tax benefit at the statutory rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(2.0)%	(2.0)%
Nondeductible expenses	1.0%	—%
Other	—%	1.0%
Life insurance	5.0%	—%
Provision to return true up	1.0%	—%
Research & development credits	(4.0)%	(7.0)%
Change in the valuation allowance	30.0%	29.0%
PPP loan forgiveness	(10.0)%	—%
Income Tax Expense (Benefit)	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s tax returns remain subject to examination; carryforward amounts from all tax years remain subject to adjustment.

Potential 382 Limitation

The Company’s ability to utilize its net operating loss (NOL) and research and development (R&D) credit carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Code, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups.

The Company has not completed a study to assess whether one or more ownership changes have occurred since the Company became a loss corporation under the definition of Section 382; however, the Company anticipates completing such a study in the middle of 2022.  If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any such limitation may result in the expiration of a portion of the NOL or R&D credit carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC-740. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations of the Company.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

10. Related Party Transactions

We describe below transactions since January 1, 2019, in which the amounts involved exceeded or will exceed $120,000, and any of our directors, executive officers or holders of more than 5% of Guerrilla RF’s pre-Merger capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. Other than as described below, there have not been transactions to which we have been a party other than compensation arrangements.

The following description is historical and has not been adjusted to give effect to the Merger.

2019 Notes

In March 2019, Guerrilla RF sold in a private placement an aggregate of $1.75 million of term notes at an interest rate of 12% per annum (each, a “2019 Note” and collectively, the “2019 Notes”). Prior to the Merger, and in anticipation of the Merger and the related private placement offering, all of the 2019 Notes were amended to cause the principal amount to convert to shares of our common stock at $1.70 per share, and at the time of the private placement offering, the principal amounts owed under the 2019 Notes were converted under those terms, and accrued interest owed under such 2019 Notes was paid. The following table sets forth the principal amount of the 2019 Notes, and the number of shares of our common stock into which they were converted upon the closing of the Merger, sold to our directors, executive officers or holders of more than 5% of Guerrilla RF’s pre-Merger capital stock, or an affiliate or immediate family member thereof.

	Principal	Number of Shares of Common Stock Issued Upon Mandatory
Name of Stockholder	Amount	Conversion
AMB Investments, LLC	$575,000	338,235
Jeanne Pratt	$250,000	147,059
Samuel W. Funchess	$100,000	58,824
William H. Pratt	$50,000	29,412

AMB Notes

Guerrilla RF previously issued several promissory notes (the “AMB Notes”) to AMB Investments LLC (“AMB Investments”), which holds more than 5% of our outstanding capital stock. Certain of the AMB Notes were originally issued to Al Bodford, and each AMB Note originally issued to Al Bodford was assigned by him to AMB Investments in September 2021. The AMB Notes and their original terms are as follows: (i) Non-Negotiable Note dated March 27, 2017 issued to Al Bodford in the principal amount of $333,333 accruing interest at the rate of 8% per annum; (ii) Non-Negotiable Note dated March 12, 2018 issued to Al Bodford in the principal amount of $1,000,000 accruing interest at the rate of 8% per annum; (iii) Term Note dated March 31, 2019 issued to Al Bodford in the principal amount of $175,000 accruing interest at the rate of 12% per annum (a 2019 Note, discussed above); and (iv) Term Note dated April 15, 2020 issued to AMB Investments in the principal amount of $500,000 accruing interest at the rate of 12% per annum; and, (v) Term Note dated April 2, 2019 issued to CML Microcircuits (USA), Inc. (f/k/a CML Microsystems, Inc.) in the principal amount of $400,000 and assigned to AMB Investments on October 15, 2021 (a 2019 Note discussed above). Prior to the Merger, and in anticipation of the Merger and the private placement offering, all of the AMB Notes were amended to cause the principal amount to convert to shares of our common stock at $1.70 per share, and upon the closing of the private placement offering, the principal amount owed under the AMB Notes was converted under those terms, and accrued interest owed under such AMB Notes was paid.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Thompson Note and unexecuted debt financing

In July 2020, Guerrilla RF issued an unsecured Term Note (the “Thompson Note”) to Greg Thompson, a member of our Board of Directors, in the principal amount of $250,000 accruing interest at the rate of 12% per annum. Prior to the Merger, and in anticipation of the Merger and the private placement offering, the Thompson Note was amended to cause the principal amount to convert to shares of our common stock at $1.70 per share, and upon the closing of the private placement offering, the principal amount owed under the Thompson Note was converted under those terms, and accrued interest owed thereunder was paid.

In July 2021, Mr. Thompson intended to enter into another promissory note with Guerrilla RF in the principal amount of $300,000 accruing interest at the rate of 6% per annum; however, Mr. Thompson decided not to enter into the transaction after he transmitted $300,000 to Guerrilla RF. On September 30, 2021, Guerrilla RF remitted the $300,000 of principal back to Mr. Thompson and accrued interest owed thereunder was paid ($4,842).

2021 Convertible Debt Financing

Between July 15, 2021 and October 1, 2021, Guerrilla RF sold an aggregate of $1,488,600 of convertible promissory notes to ten accredited investors at an interest rate of 6% per annum (each, a “Convertible Note” and collectively, the “Convertible Notes”). The corresponding note purchase agreements provided for the mandatory conversion of the Convertible Notes into shares of the Company’s common stock upon the closing of the Merger and the private placement offering at the offering price ($2.00 per share).

The following table sets forth the principal amount of the Convertible Notes, and the number of shares of our common stock into which they were converted upon the closing of the Merger, sold to our directors, executive officers or holders of more than 5% of Guerrilla RF’s pre-Merger capital stock, or an affiliate or immediate family member thereof.

Name of Stockholder	Principal Amount	Number of Shares of Common Stock issued upon Mandatory Conversion
William J. Pratt	$100,000	50,000
Jeanne Pratt	$100,000	50,000
William H. Pratt	$100,000	50,000

2021 Promissory Notes to Warrant Holders

In August 2021, Guerrilla RF issued promissory notes for an aggregate principal amount of approximately $300,000 to the holders of its outstanding warrants (the “2021 Notes”). The 2021 Notes accrued interest at the rate of 6% per annum until November 30, 2021 and at the rate of 12% per annum thereafter. Immediately prior to the closing of the Merger, the warrants were exercised and the warrant exercise price paid in exchange for the cancelation of the 2021 Notes. The following table sets forth the principal amount of the 2021 Notes.

Name of Stockholder	Principal Amount
AMB Investments LLC	$233,332.87
David Reich	$50,000
Jason Bodford	$16,666

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Participation in the Offering

Certain of privately held Guerrilla RF, Inc.'s existing investors, including investors affiliated with certain of our directors and officers, purchased an aggregate of 1,294,000 shares of our common stock in the private placement offering, for an aggregate gross purchase price of $2,588,000. Such purchases were made on the same terms as the shares that were sold to other investors in the private placement offering and not pursuant to any pre-existing contractual rights or obligations.

Policies and Procedures for Related Party Transactions

We did not have a formal review and approval policy for related party transactions at the time of any of the transactions described above. However, all of the transactions described above were entered into after presentation, consideration and approval by our Board of Directors.  Subsequently, our audit committee adopted a charter, which requires that any transaction with a related person and any other potential conflict of interest situation must be reviewed, approved, and monitored by our audit committee.

See Note 5 for additional discussion of debt agreements with members of the Guerrilla RF’s board of directors.

11. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the plan are at the discretion of Executive Management with Board of Directors advisement. The Company made $208,105 and $150,255 of contributions to the plan in 2021 and 2020, respectively.

12. Subsequent Events

Subsequent events have been evaluated through the date that the Company approved the consolidated financial statements. The following subsequent events have occurred during the period.

Coronavirus Pandemic

On March 11, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The pandemic has affected the Company’s business operations to a limited extent, most of which impacted its customers ordering patterns due to the pandemic’s effect on their operations; however, the Company continues to monitor the evolving situation related to COVID-19 actively and may take further actions that alter its business operations, including those that may be required by federal, state, or local authorities, or that the Company determines are in the best interests of its employees, partners, and shareholders. To date, the Company has been able to continue to deliver its products and solutions without material delays or difficulties despite the COVID-19 pandemic.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Based on this evaluation, as a result of our material weaknesses on internal controls over financial reporting noted below, management concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. GAAP.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

As a result of becoming a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2021, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).  Based on this evaluation, management identified deficiencies in internal control over financial reporting as of December 31, 2021.  We have identified deficiencies in our internal controls over financial reporting related to the following financial reporting areas to be material weaknesses:  significant positions utilized for our tax provisions, accounting policy and documentation of management's contemplation of the accounting treatment and implications over significant unusual transactions, our Chief Financial Officer's rights and access to post journal entries, and our financial reporting process.  Therefore, because management concluded these deficiencies represent a material weaknesses in our internal control over financial reporting, our internal control over financial reporting was ineffective as of December 31, 2021.

As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, to respond to the material weaknesses noted above, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting.  Our plans at this time include retaining a public accounting firm to assist us with our tax accounting and tax provision calculations, enhancing our procedures to evaluate and document the accounting treatment over significant unusual transactions including the utilization of an accounting research tool, eliminating our CFO's rights and access to post journal entries to enhance our segregation of duties, and enhancing our financial reporting scheduling and closing calendar and our secondary review process during our financial reporting process.  The elements of our remediation plans can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a) Directors and Executive Officers – The information required by this Item regarding directors, nominees and executive officers of the Company is set forth in the Proxy Statement under the sections captioned “Proposal 1 – Election of Directors” and “Executive Officers of the Company,” which sections are incorporated herein by reference.

(b) Section 16(a) Compliance – The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth in the Proxy Statement under the section captioned “Delinquent Section 16(a) Reports,” which section is incorporated herein by reference.

(c) Audit Committee – The information required by this Item regarding the Company’s audit committee, including the audit committee financial expert, is set forth in the Company’s Proxy Statement under the sections captioned “Board Committees – Audit Committee” and “Board Committees – Audit Committee – Audit Committee Report,” which sections are incorporated herein by reference.

(d) Code of Ethics – The information required by this Item regarding the Company’s code of ethics is set forth in the Proxy Statement under the section captioned “Code of Business Conduct and Ethics,” which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Executive Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at 2021 Fiscal Year-End,” and “Director Compensation,”  which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Security Ownership of Certain Beneficial Owners” and “Beneficial Ownership Table" which sections and Item are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Proposal 1 – Election of Directors,” “Transactions with Related Persons,” and “Board Committees,” which sections are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in the Proxy Statement under the section captioned “Audit Fees Paid to Independent Registered Public Accounting Firm,” which section is incorporated herein by reference.  Our independent registered public accounting firm is Dixon Hughes Goodman LLP, Raleigh, NC, PCAOB Firm ID No. 57.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements

The consolidated financial statements required in response to this item are filed in Item 8 of this Annual Report on Form 10-K.

2.	Consolidated Financial Statement Schedules

All consolidated financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization among Laffin Acquisition Corp., Guerrilla RF Acquisition Co. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	2.1	October 27, 2021
3.1	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.2	Amended and restated bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
4.1	Form of Lock Up Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.1	October 27, 2021
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
4.3	Description of Registrant's Securities					X
10.1+	Employment Agreement, dated January 1, 2020, by and between Ryan Pratt and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.1	October 27, 2021
10.2+	Offer letter, dated June 14, 2019, by and between Mark Mason and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.2	October 27, 2021
10.3+	Offer letter, dated November 2, 2016, by and between John Berg and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.3	October 27, 2021

10.4	Purchase and Sales Agreement, dated September 8, 2017, by and between Capital Business Funding, LLC and the Company, as modified by that certain Modification of Exhibit B, dated January 22, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.4	October 27, 2021
10.5**	Distributor Agreement, dated October 1, 2015, between Mouser Electronics, Inc. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.5	October 27, 2021
10.6**	Distribution Agreement, dated July 11, 2016, by and between Richardson RFPD, Inc. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.6	October 27, 2021
10.7+	Form of Indemnity Agreement (directors and officers) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.7	October 27, 2021
10.8+	Form of Pre-Merger Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.8	October 27, 2021
10.9	Form of Subscription Agreement by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.9	October 27, 2021
10.10	Registration Rights Agreement, dated October 22, 2021, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.10	October 27, 2021
10.11+	Guerrilla RF, Inc. 2014 Long Term Stock Incentive Plan and form of award agreements (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.11	October 27, 2021
10.12+	Form of award agreements under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.12	October27, 2021
10.13	Lease by and between D&W Investment Properties and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.13	October 27, 2021
10.14	Lease Amendment, dated April 6, 2017, by and between D&W Investment Properties and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.14	October 27, 2021
10.15+	2021 Equity Incentive Plan and form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the SEC on December 23, 2021).	S-1/A	333-261860	10.15	December 23, 2021
16.1	Letter from Raich Ende Malter & Co. LLP as to the change in certifying accountant, dated October 26, 2021 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	16.1	October 27, 2021
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	21.1	October 27, 2021
23.1	Consent of Dixon Hughes Goodman LLP, independent registered public accounting firm.					X

31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of John Berg, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of John Berg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL and contained in Exhibit 101.	X

+	Indicates a management contract or any compensatory plan, contract, or arrangement.
**	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: March 31, 2022	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan Pratt	Chief Executive Officer, and Chairman of	March 31, 2022
Ryan Pratt	the Board of Directors
(Principal Executive Officer)

/s/ John Berg	Chief Financial Officer	March 31, 2022
John Berg	(Principal Accounting and Financial Officer)

/s/ David Bell	Director	March 31, 2022
David Bell

/s/ James E. Dunn	Director	March 31, 2022
James (Jed) E. Dunn

/s/ William J. Pratt	Director	March 31, 2022
William J. Pratt

/s/ Gary Smith	Director	March 31, 2022
Gary Smith

/s/ Greg Thompson	Director	March 31, 2022
Greg Thompson