Form 10-Q
period 2022-03-31
Guerrilla RF, Inc.
filed 2022-05-13
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 12, 2022
Common Stock, $0.0001 par value	33,562,635

GUERRILLA RF, INC.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022

i

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

Design win — Acknowledgment by an end-user customer that a product has been chosen or finalized for use in the customer’s system.

Die/Chip — An individual semiconductor device on the wafer.

Distribution-customer — A customer that purchases Guerrilla RF products for the purpose of selling to a third-party rather than for its own use.

DSRC — Dedicated short-range communications. (Typically used in electronic toll collection).

End-user customer — The ultimate customer that utilizes or incorporates our products into its own products or solutions whether it purchased our products directly from Guerrilla RF or a third party.

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

PART I. FINANCIAL INFORMATION.

ITEM 1.

The following unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on April 1, 2022.

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Cash	$2,590,646	$5,313,985
Accounts receivable, net	2,609,055	1,667,006
Inventories, net	1,639,042	1,439,014
Prepaid expense	1,041,328	1,187,418
Total Current Assets	7,880,071	9,607,423

Operating lease right-of-use assets	275,984	-
Property, plant, and equipment, net	4,130,590	1,027,312
Total Assets	$12,286,645	$10,634,735

Liabilities and Stockholders' Equity
Short-term debt	$7,310	$5,117
Operating lease, current portion	116,128	-
Finance lease, current portion	669,309	118,420
Accounts payable and accrued expenses	1,408,676	1,186,443
Total Current Liabilities	2,201,423	1,309,980

Operating lease	160,640	-
Finance lease	2,694,369	264,347
Notes payable	142,590	144,783
Total Liabilities	5,199,022	1,719,110

Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	$-	$-
Common stock, $.0001 par value, 300,000,000 shares authorized, 33,234,894 and 33,222,192 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3,323	3,322
Additional paid-in-capital	23,996,792	23,958,705
Accumulated deficit	(16,912,492)	(15,046,402)
Total Stockholders' Equity	7,087,623	8,915,625
Total Liabilities and Stockholders' Equity	$12,286,645	$10,634,735

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Product shipments	$3,586,267	$2,583,388
Royalties	279,644	197,634
Total	3,865,911	2,781,022

Direct product costs	1,547,281	1,092,692

Gross Profit	2,318,630	1,688,330

Operating Expenses:
Research and development	1,802,006	1,063,106
Sales and marketing	1,085,843	576,650
Administration	1,239,650	305,314
Total Operating Expenses	4,127,499	1,945,070

Operating Loss	(1,808,869)	(256,740)

Interest expense	(57,221)	(148,825)
Other income	-	535,800
Total other income (expenses), net	(57,221)	386,975
Net income (loss)	$(1,866,090)	$130,235

Net income (loss) per share, basic	$(0.06)	$0.02
Net income (loss) per share, diluted	$(0.06)	$0.01

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
December 31, 2021	$-	$3,322	$23,958,705	$(15,046,402)	$8,915,625
Net loss	-	-	-	(1,866,090)	(1,866,090)
Stock options exercised	-	1	5,231	-	5,232
Share-based compensation	-	-	32,856	-	32,856
March 31, 2022	$-	$3,323	$23,996,792	$(16,912,492)	$7,087,623
	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
December 31, 2020	$4,852	$2,261	$9,076,840	$(12,209,247)	$(3,125,294)
Net income	-	-	-	130,235	130,235
Stock options exercised	-	4	12,663	-	12,667
Share-based compensation	-	-	6,352	-	6,352
March 31, 2021	$4,852	$2,265	$9,095,855	$(12,079,012)	$(2,976,040)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(1,866,090)	$130,235

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	250,937	79,419
Share-based compensation	32,856	6,352
Warrant amortization	-	6,208
PPP loan forgiveness	-	(535,800)

Changes in assets and liabilities:
Accounts receivable	(942,049)	(107,678)
Inventories	(200,028)	95,511
Prepaid expenses	146,090	(129,567)
Accounts payable and accrued expenses	148,423	(193,307)
Net cash used in operating activities	(2,429,861)	(648,627)

Cash flows from investing activities
Purchases of property, plant, and equipment	(152,464)	(11,000)
Net cash used in investing activities	(152,464)	(11,000)

Cash flows from financing activities
Proceeds from exercise of stock options	5,232	12,667
Proceeds from notes payable and factoring agreement	-	1,236,865
Proceeds from PPP loan	-	833,300
Principal payment of notes payable and recourse factoring agreement	-	(850,000)
Principal payment on finance lease	(146,246)	(13,934)
Net cash provided (used) by financing activities	(141,014)	1,218,898

Net increase (decrease) in cash	(2,723,339)	559,271

Cash, beginning of period	5,313,985	427,269
Cash, end of period	$2,590,646	$986,540

Noncash transactions:
Property and equipment financed through finance leases	$3,127,940	$-
Property and equipment additions included in accounts payable	$73,810	$11,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Prior to the Merger, Laffin Acquisition Corp. was a “shell” company registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with no specific business plan or purpose until it began operating the business of Guerrilla RF Operating Corporation following the closing of the Merger.

All references in this Quarterly Report to “Guerrilla RF” refer to Guerrilla RF Operating Corporation, our direct, wholly-owned subsidiary.  Unless otherwise stated or the context otherwise indicates, references to the “Company”, “we”, “our”, “us” or similar terms refer to Guerrilla RF, Inc. (formerly known as Laffin Acquisition Corp.) together with its wholly-owned subsidiary, Guerrilla RF.  Guerrilla RF holds all material assets and conducts all business activities and operations of the Company.  Accordingly, there are frequent references to Guerrilla RF throughout this Quarterly Report.

Guerrilla RF designs and manufactures high‐performance Monolithic Microwave Integrated Circuits (MMICs) for the wireless infrastructure market.  Guerrilla RF primarily focuses on researching and developing its existing and future products and building an infrastructure to handle a global distribution network; therefore, it has incurred significant start‐up losses.

The Merger was accounted for as a “reverse acquisition” since, immediately following the consummation of the Merger, Guerrilla RF effectively controlled the Company. For accounting purposes, Guerrilla RF was deemed the accounting acquirer in the Merger.  Consequently, the Merger is treated as a recapitalization of Guerrilla RF (i.e., a capital transaction involving the issuance of shares by the Company for the shares of Guerrilla RF). Accordingly, the assets, liabilities, and results of operations of Guerrilla RF became the historical consolidated financial statements of the Company, and the Company’s assets, liabilities, and results of operations were consolidated with Guerrilla RF beginning at the Closing Date.  No step-up in basis or intangible assets or goodwill were recorded in the Merger.

Liquidity and Going Concern

In accordance with Financial Accounting Standards (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited interim condensed consolidated financial statements are issued.  The accompanying unaudited interim condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  The Company has historically financed its activities principally from common and preferred equity securities and debt issuances.

The Company has incurred recurring losses, and negative cash flows from operations in nearly every fiscal period since its inception, including a net loss of $1.9 million for the three months ended March 31, 2022.  In addition, as of March 31, 2022, the Company had an accumulated deficit of $16.9 million.  The Company expects losses and negative cash flows to continue, primarily as a result of continued sales and marketing efforts and planned investment in research and development.  The Company had a cash balance of $2.6 million at  March 31, 2022.  The Company believes its cash, together with its access to other funding, including unused availability of $2.0 million under its factoring arrangement (further described in Note 5), will provide sufficient resources to support operations into the fourth quarter of 2022.  The Company anticipates it will need additional funds to promote new products and working capital necessary to support increased sales, and it is actively evaluating alternative funding sources as part of its ongoing strategic planning.

If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms, the Company will be forced to delay, reduce, or eliminate some or all of its research and development programs and product portfolio expansion, which could adversely affect its operating results or business prospects.  Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.  The precise amount and timing of the funding needs cannot be determined accurately at this time.  They will depend on many factors, including the market demand for the Company's products, the quality of product development efforts, management of working capital, and the continuation of standard payment terms and conditions for purchasing goods and services.   This requirement for additional funding raises substantial doubt about our ability to continue as a going concern.  The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was reported, and in March 2020, the World Health Organization characterized COVID-19 as a global pandemic.  The COVID-19 pandemic has forced international, federal, state, and local governments to enforce prohibitions of non-essential activities.  The Company first saw the impact of COVID-19 in the first quarter of 2020.  The extent and duration of the adverse impact of COVID-19 on the Company over the longer term remains uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19 and its related variants, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general and on the Company’s business.

As the impact of COVID-19 continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment.  These estimates and assumptions may change in future periods and will be recognized in the condensed consolidated financial statements as new events occur, and additional information becomes known.  To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future condensed consolidated financial statements could be affected.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and prepared in conformity with GAAP.  Any reference in these Notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).  The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Guerrilla RF.  All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2022 and its results of operations, cash flows, and changes in stockholders' equity (deficit) for the three months ended March 31, 2022 and 2021.  Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.  The unaudited interim condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements.  The condensed consolidated balance sheet as of December 31, 2021, has been derived from the audited consolidated balance sheet as of that date.  The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2022.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and reported amounts of revenue and expenses during the reporting period.  The Company’s significant estimates and judgments involve the identification of performance obligations in revenue recognition and the valuation of share-based compensation, including the underlying fair value of the common stock.  Accordingly, actual results could differ from those estimates.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  The Company views its operations and manages its business in one segment.

Concentrations of Credit Risk and Major Customers

Financial instruments at March 31, 2022 and 2021 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.

The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC).  To date, the Company has not experienced any losses on its cash deposits.

The Company’s accounts receivable are derived from revenue earned from customers located in and outside of the U.S.  Major customers are defined as those generating revenue in excess of 10% of the Company’s aggregate annual revenue.  The Company had one major distributor customer, Richardson RFPD, Inc., during the three months ended March 31, 2022 and 2021 accounting for 85% and 80% of product shipment revenue for the three months ended March 31, 2022 and 2021, respectively.  Accounts receivable from our major distributor customer represented 80% of accounts receivable at March 31, 2022 and 2021.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts Receivable

Accounts receivable primarily relate to amounts due from customers, which are typically due within 30 to 45 days. The accounts receivable also include royalty revenue from our one royalty agreement. The Company provides credit to its customers in the ordinary course of business and evaluates the need for allowances for potential credit losses. The Company does not require collateral or other security for accounts receivable. To reduce credit risk with accounts receivable, the Company performs ongoing evaluations of its customers’ financial condition. Historically, such losses have been immaterial and within management's expectations.

The Company has a factoring agreement that provides advance payments on up to 85% of invoices issued to one customer, our largest distributor, with receivables less than 90 days outstanding secured by the remaining 15%.  As of March 31, 2022 and 2021, the Company had $0 and $1,455,135 of factored invoices, respectively.  At March 31, 2022 and 2021, the Company had $0 and $218,270 due from the factoring counterparty, respectively, included in accounts receivable on the unaudited interim condensed consolidated balance sheets. See Note 5 for additional discussion on the factoring agreement.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  The recoverability of assets held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less costs to sell.  The Company did not record any expense related to asset impairment in the three months ended March 31, 2022 or 2021.

Deferred Offering Costs

The Company has not capitalized legal, professional, accounting, and other third-party fees directly associated with common equity financings as deferred offering costs as these acquisition costs are immaterial in relation to the financing and as a portion of our consolidated balance sheet.  Transaction costs consisting of legal, accounting, financial advisory, and other professional fees incurred as part of the Merger mentioned in Note 1 were offset against the total proceeds from the Merger in the consolidated financial statements for the year ended December 31, 2021.  At March 31, 2022, there were no deferred offering costs.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Convertible Preferred Stock Warrants

Accounting standards require that freestanding warrants and similar instruments, with certain settlement features of the financial instruments, should be accounted for as a preferred stock warrant liability even though the underlying shares of capital stock may be classified as equity.  Such warrants would be measured and recognized at fair value and subject to re-measurement at each balance sheet date.  All of the Company’s convertible preferred stock warrants were previously classified as equity.  The Company did not have any convertible preferred stock warrants outstanding as of March 31, 2022.

Revenue Recognition

The Company recognizes product revenue when it satisfies a performance obligation by transferring a product or service to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.  Shipping and handling fees charged to customers are reported within revenue.  The Company does not have any significant financing components as payment is due at or shortly after the point of sale.  The Company provides an assurance-type warranty to its customers as part of its contracts' standard terms and conditions, which does not include a right of return for properly functioning products not deemed obsolete.  These warranties do not provide an additional distinct service to the customer and are not deemed a separate performance obligation.  Royalty revenue is recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales-based royalties have been allocated is satisfied.  The costs incurred by the Company for shipping and handling are classified as cost of revenue in the unaudited interim condensed consolidated statements of operations.  Any incidental items that are immaterial in the context of a sale to a customer are recognized as expense.

Cost of Revenue

The Company’s cost of revenue consists primarily of salaries and related expenses, overhead, third party services vendors, shipping and handling, and depreciation expense related to the equipment and information technology costs incurred directly in the Company’s revenue-generating activities.

Share-Based Compensation

The Company measures and recognizes compensation expense for all stock options awarded to employees and nonemployees based on the estimated fair market value of the award on the grant date.  The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards.  The Company recognizes compensation expense on a straight-line basis over the requisite vesting period.  In addition, the Company accounts for forfeitures of stock options as they occur.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Estimating the fair market value of options requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock, the expected life of the options, stock price volatility, the risk-free interest rate, and expected dividends.  Therefore, the assumptions used in the Company’s Black-Scholes option-pricing model represent management’s best estimates and involve many variables, uncertainties, assumptions, and the application of management’s judgment, as they are inherently subjective.

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of personnel-related engineering and technical staff wages and benefits, prototype costs, and other direct expenses.

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses.  Advertising expenses for the three months ended March 31, 2022, and 2021 were $7,750 and $5,402, respectively.

Inventories

Inventories are valued at the lower of cost and net realizable value.  Cost is determined by the first‐in, first‐out (FIFO) method.

Income Taxes

Income taxes are accounted for under the asset and liability method as required by FASB ASC Topic 740, Income Taxes (“ASC 740”).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period corresponding to the enactment date.  Under ASC 740, a valuation allowance is required when it is more likely than not that all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.

FASB ASC Subtopic 740 10, Accounting for Uncertainty of Income Taxes, (“ASC 740 10”) defines the criterion upon which an individual tax position must meet for any part of the benefit of the tax position to be recognized in consolidated financial statements prepared in conformity with GAAP.  The Company may only recognize the tax benefit from an uncertain tax position if it is more likely than not that such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position.  The tax benefits recognized in the consolidated financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority.  In accordance with the disclosure requirements of ASC 740 10, the Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of total income tax expense.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net Income (Loss) Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period.  Diluted net income per share of common stock includes the effect of the potential exercise or conversion of securities, such as options and warrants, which results in the issuance of incremental common stock.  For periods prior to the Merger mentioned in Note 1, each of Guerrilla RF’s shares of capital stock issued and outstanding immediately prior to the closing of the Merger was retrospectively converted into approximately 2.95 shares of the Company's common stock.  In computing basic and diluted net loss and income per share, the weighted average number of shares is 33,228,202 for the three months ended March 31, 2022, and 6,702,686 basic shares and 10,069,021 diluted shares for the three months ended March 31, 2021.  As such, all preferred stock, warrants, and options were excluded from the calculation of net loss per share for the three months ended March 31, 2022.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding for the three months ended March 31, 2022, as they would be anti-dilutive; however, the potentially dilutive securities have been included in the computation of diluted weighted-average shares of common stock outstanding for the three months ended March 31, 2021:

2022
Convertible preferred stock	-
Convertible preferred stock warrants	-
Common stock warrants	331,580
Stock options	3,298,180
3,629,760

Recent Accounting Pronouncements

In February 2016, the FASB issued ASC Topic 842, Leases. This standard requires all entities that lease assets with terms of more than 12 months to capitalize the assets and related liabilities on the balance sheet.  In June 2020, the FASB issued ASU 2020-05, which delayed the effective date of Topic 842 until January 1, 2022.  The Company adopted Topic 842 in the fiscal quarter ending March 31, 2022.  See Note 8 for further information related to lease obligations on the unaudited interim condensed consolidated balance sheet upon adopting ASC Topic 842.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected.  This standard is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted.  The Company does not intend to adopt this standard early and is currently evaluating the impact of this standard.  The Company does not expect this standard to have a material impact on its consolidated financial statements upon adoption.

In August 2020, the FASB issued ASC Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The goal of the ASC is to simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The new standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this accounting guidance in the fiscal quarter ending March 31, 2022, and it did not have a material impact on its unaudited interim condensed consolidated financial statements.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. INVENTORIES

Inventories are summarized as follows:

	March 31, 2022
	(unaudited)	December 31, 2021
Raw materials	$656,525	$629,090
Work-in-process	317,494	339,746
Finished goods	674,735	482,972
Inventory allowance	(9,712)	(12,794)
Inventory, net	$1,639,042	$1,439,014

As of March 31, 2022 and December 31, 2021 there was an inventory allowance of $9,712 and $12,794, respectively, for potential obsolete inventory.

4. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2022
	(unaudited)	December 31, 2021
Production assets	$1,802,749	$1,616,308
Computer equipment and software	650,552	647,852
Lab equipment	3,240,462	103,427
Office furniture and fixtures	51,354	51,354
Leasehold improvements	123,109	123,109
Construction work in progress	91,790	63,750
	5,960,016	2,605,800
Less accumulated depreciation	(1,829,426)	(1,578,488)
	$4,130,590	$1,027,312

The Company recorded depreciation and amortization expense of $0.3 million and $0.1 million for the three months ended March 31, 2022, and 2021, respectively, and $0.4 million for the year ended December 31, 2021.

5. DEBT

Short-Term Debt

Factoring Arrangement

The Company has an accounts receivable factoring arrangement with a financial institution (the “Factor”).  Under the terms of the agreement, the Company, from time to time, sells to the Factor certain of its accounts receivable balances on a recourse basis for credit approved accounts.  The Factor remits 85% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees to be paid to the Company once the Factor collects the entire accounts receivable balance from the customer.  The factoring fee is 0.98 % of the invoice’s face value factored for the first 30 days required to collect the invoice and prorated on a per diem basis at 0.0327 % each day thereafter.  The minimum invoice fee for any factored invoices is $1.50.  The Company includes the cost of factoring in interest expense.

As stated previously, the Company factors the accounts receivable on a recourse basis.  Therefore, if the Factor cannot collect the factored accounts receivable, the Company must refund the Advance Amount remitted to us for any uncollected accounts receivable.  Accordingly, the Company records the liability of having to refund the Advance Amount as short-term debt when the factoring arrangement is utilized.  As of March 31, 2022, no advances were outstanding under the factoring arrangement (i.e., the Company had $2.0 million of unused availability); and there was no liability.

The cost of factoring was as follows for the quarterly period ended  March 31, 2022, and the year ended December 31, 2021:

	March 31, 2022	December 31, 2021
Factoring Fees	$-	$87,122

Long-Term Debt

Loans Payable – EIDL

In response to COVID-19, the Small Business Administration (“SBA”) created the COVID-19 Economic Injury Disaster Loan (EIDL) program in March 2020.  The program's purpose was to help small businesses meet financial obligations that could have been met had the Covid-19 pandemic not occurred.  Unlike the Paycheck Protection Program (“PPP”) Loan Program, a loan under EIDL is not forgivable in the future but provides favorable interest and payment terms to approved applicants.  The maximum EIDL available was equivalent to six months of a business’s working capital, up to $150,000.  Businesses can use EIDL proceeds for working capital and normal operating expenses.  On June 24, 2020, the Company received loan proceeds of $150,000 under the EIDL Program.  As part of the EIDL program, the Company agreed to the SBA collateral conditions and agreed to pay annual interest of 3.75% per annum on the outstanding principal balance.  Monthly installment payments commence at the end of the anticipated deferral allowance period in June 2022 for up to a maximum of 30 years from the loan date (thus, June 24, 2050).  As of   March 31, 2022, the Company had $149,900 of principal outstanding on the EIDL loan and accrued interest of  $10,648.

Long-term debt is expected to mature as follows:

2022	$5,117
2023	8,772
2024	8,772
2025	8,772
2026	8,772
Thereafter	109,695
$149,900

Loans Payable - PPP

On April 30, 2020, Guerrilla RF received loan proceeds of $535,800 under the PPP.  PPP loans and accrued interest are forgivable after a “covered period” (24 weeks) as long as the borrower maintains its payroll levels and uses the loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities.  As of December 31, 2020, Guerrilla RF had $535,800 of principal outstanding on the PPP loan together with accrued interest of $3,611 as accounts payable and accrued expenses on the consolidated balance sheet.  On February 17, 2021, Guerrilla RF received notice from the SBA that the $535,800 PPP loan was forgiven, including all accrued interest.

On February 19, 2021, Guerrilla RF received a second PPP loan of $833,300 (the “2021 PPP Loan”).  Guerrilla RF used the 2021 PPP Loan to retain current employees, maintain payroll, and make lease and utility payments.  On August 18, 2021, Guerrilla RF received confirmation from the SBA that the 2021 PPP Loan, including accrued interest, had been forgiven.

6. COMMON STOCK AND PREFERRED STOCK

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.  Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis.  No dividends have been declared through March 31, 2022.

Common Stock Warrants

In October and November 2021, the Company issued warrants to nonemployees to purchase 183,100 and 148,480 shares of common stock, respectively, as payment for services related to the private placement and the Merger.  The warrants have an exercise price of $2.00 per share and are immediately exercisable and expire in October and November 2026, respectively.  The Company determined the warrants to be equity classified awards and recorded them as issuance costs related to the sale of common stock associated with the private placement and Merger (see Note 1).

Preferred Stock

The Company’s board of directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series.

7. EQUITY INCENTIVE PLAN

In 2014, the Board adopted the Long‐Term Stock Incentive Plan (the “2014 Plan”), with 568,000 shares of common stock authorized for issuance under the 2014 Plan.  Subsequently, stockholders approved an increase in the number of shares available under the 2014 Plan to 1,260,000 shares.  Exercise prices range from $0.70 to $1.57 per share, depending on the date of the award.  The 2014 Plan is frozen, and no further awards may be made under the 2014 Plan.

In 2021, the Board adopted the Equity Incentive Plan (the “2021 Plan”), which authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units ("RSU"), performance awards, cash awards, and stock bonus awards.  The Company initially reserved 222,991 shares of common stock, plus any reserved shares not issued or subject to outstanding grants under the 2014 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan.  The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding December 31, or a number as may be determined by our board of directors.

The general purpose of the 2014 Plan and the 2021 Plan is to allow the Company to attract and motivate key employees and directors to align their interests with those of the Company’s shareholders.

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded stock-based compensation expense in the following expense categories in the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021:

(in thousands)	2022	2021
Cost of revenues	$1.3	$-
Research and development	8.5	-
Sales and marketing	14.2	-
Administration	8.9	6.4
	$32.9	$6.4

No income tax benefits have been recognized in the unaudited interim condensed consolidated statements of operations for stock-based compensation arrangements, and no stock-based compensation costs have been capitalized as property and equipment through March 31, 2022.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company measures the fair value of each option award on the date of grant using the Black‐Scholes option-pricing model, which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk-free interest rate, and dividend yield. The fair value of each grant of options during the three months ended March 31, 2022 was determined using the methods and assumptions discussed below:

●

The expected term of employee options is determined using the “simplified” method, as prescribed in SEC’s Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data.

●	The expected volatility is based on the historical volatility of the publicly traded common stock of a peer group of companies.

●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.

●	The expected dividend yield is zero because the Company has not historically paid and does not expect to pay a dividend on its ordinary shares for the foreseeable future.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2022 and 2021, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2022	2021
Expected term (in years)	6.25	5.00
Expected volatility	67%	45%
Risk-free rate	0.11%	0.30%
Dividend rate	—	—

The weighted average grant date fair value of stock option awards granted was $1.21 and $0.53 during the three months ended March 31, 2022, and 2021, respectively.

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period.  Unrecognized compensation costs related to non‐vested options at March 31, 2022, and 2021 amounted to $816,298 and $21,691, respectively, which are expected to be recognized over an average of three years.

Stock option activity by share is summarized as follows for the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)
Shares underlying outstanding awards at December 31, 2021	3,180,882	$0.38	5.30
Granted	130,000	2.00
Exercised	(12,702)	0.41
Shares underlying outstanding awards at March 31, 2022	3,298,180	$0.44	5.47
Exercisable options at March 31, 2022	2,690,983	$0.34	4.83

Each outstanding unexercised stock option at the Closing Date of the Merger ( October 22, 2021) was converted into the right to purchase approximately 2.95 shares of the Company's common stock.  Pursuant to the Merger Agreement, options to purchase 1,065,067 shares of Guerrilla RF’s common stock issued and outstanding immediately prior to the closing of the Merger under the 2014 Plan were assumed and converted into options to purchase 3,146,366 shares of the Company's common stock.  In conjunction with the modification of the number of shares issuable under the options, the exercise price of the options was also reduced by a corresponding 2.95 factor.

Twelve thousand seven hundred two (12,702) options were exercised during the three months ended March 31, 2022.  The options exercised during the three months ended March 31, 2022, had an intrinsic value of $20 thousand. The aggregate intrinsic value of outstanding options exercisable as of March 31, 2022, was $4.5 million.  At March 31, 2022, stock-based compensation for unvested options granted of $0.5 million will be recognized over a remaining weighted-average requisite service period of 1.6 years.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of January 1, 2022 the Company adopted ASC Topic 842 and selected the transition alternative method with no comparative period adjustment.  The practical expedients elected were no reassessment of lease classification, no re-evaluation of embedded leases, no reassessment of initial direct costs, and short-term lease exemption.  On January 1, 2022 the Company recorded a finance lease asset and liability of $2,607,618 and an operating right-of-use asset and liability of $304,079.

The Company determines whether an arrangement is an operating lease or financing lease at inception.  Lease assets and obligations are recognized at the lease commencement date based on the present value of lease payments over the term of the lease.  The Company generally uses its incremental borrowing rate, which is based on information available at the lease commencement date, to determine the present value of lease payments.

The Company has entered into leases primarily for real estate and equipment used in research and development.  Operating lease expense is recognized in continuing operations by amortizing the amount recorded as an asset on a straight-line basis over the lease term.  Financing lease expense is comprised of both interest expense, which will be recognized using the effective interest method, and amortization of the right-of-use assets.  These expenses are presented consistently with other interest expense and amortization or depreciation of similar assets.  In determining lease asset values, the Company considers fixed and variable payment terms, prepayments, incentives, and options to extend, terminate or purchase.  Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	March 31, 2022
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$275,984

Current portion of operating lease liabilities	Operating lease, current portion	116,128
Noncurrent portion of operating lease liabilities	Operating lease	160,640
Total operating lease liabilities		$276,768

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$2,964,182

Current portion of finance lease liabilities	Finance lease, current portion	669,309
Noncurrent portion of finance lease liabilities	Finance lease	2,694,369
Total finance lease liabilities		$3,363,678

Lease cost recognized in the unaudited interim condensed consolidated financial statements is summarized as follows:

	March 31, 2022	March 31, 2021(1)
Operating lease cost	$ 33,257	$ 31,836

Finance lease cost:
Amortization of lease assets	163,758	16,446
Interest on lease liabilities	54,905	3,789
Total finance lease costs	$ 218,663	$ 20,235

(1) Represent amounts under ASC 840.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other supplemental information related to leases is summarized as follows:

March 31, 2022
Weighted average remaining lease term (in years):
Operating leases	2.25
Finance leases	4.63

Weighted average discount rate:
Operating leases	7.00%
Finance leases	6.93%

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2022:
Operating cash flows from operating leases	$32,473
Operating cash flows from finance leases	$54,070
Financing cash flows from finance leases	$146,246

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of March 31, 2022:
	Payments Due by Period
	2022(1)	2023	2024	2025	2026	Thereafter	Total
Finance leases	$ 659,740	$ 851,233	$ 830,311	$ 817,920	$ 753,840	$ 20,585	$ 3,933,629
Less interest	162,340	171,400	127,959	79,063	29,009	180	569,951
Finance lease liabilities	$ 497,400	$ 679,833	$ 702,352	$ 738,857	$ 724,831	$ 20,405	$ 3,363,678

Operating leases	$ 98,718	$ 133,814	$ 67,569	$ -	$ -	$ -	$ 300,101
Less present value adjustment	12,550	9,425	1,358	-	-	-	23,333
Operating lease liabilities	$ 86,168	$ 124,389	$ 66,211	$ -	$ -	$ -	$ 276,768
(1) Amounts are for the remaining nine months ending December 31, 2022.

The Company leases its office facilities in Greensboro, North Carolina under a lease agreement, which expires in June 2024.  The lease agreement allows for early cancellation, subject to payment of an early cancellation penalty.  Under the lease agreement, the Company is responsible for certain insurance and maintenance expenses.  In addition, the lease agreement contains scheduled rent increases.  The related rent expense for the lease is calculated on a straight-line basis according to the rental terms of the lease.

In July 2021, the Company entered into a lease agreement for additional office facilities in Greensboro, North Carolina, with an expiration date ten (10) years from the date the Company commences occupancy, which it estimates will be in early 2023.  Under the lease agreement terms, the Company is responsible for certain insurance and maintenance expenses, which are not part of the minimum lease payments.  In addition, the lease agreement contains scheduled rent increases.  Upon taking control of the building, the related rent expense for the lease will be calculated on a straight-line basis according to the lease's rental terms.  The Company will not remit any scheduled lease payments until it occupies the building.  The Company anticipates approximately $4.0 million of new headquarter building asset additions, and an annual lease expense to be approximately $1.1 million upon occupancy.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal

In the ordinary course of business, the Company may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s unaudited interim condensed consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at March 31, 2022, or December 31, 2021.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, and parties to other transactions with the Company. In addition, the Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements.  As a result, no liability for these agreements has been recorded at March 31, 2022, or December 31, 2021.

Employment Agreement

The Company has entered into an employment agreement with one executive.  This employment agreement was entered into effective as of January 1, 2020.  The Company desired the assurance of the executive's continued association and services to retain the executive's experience, skills, abilities, background, and knowledge. The employment is at-will, and the Company may terminate the employment relationship at any time, with or without cause, and with or without notice.  The terms of the agreement stipulate compensation, benefits, specific restrictive covenants, and Company obligations upon termination of the employment agreement, including severance pay calculated as twelve monthly payments of 100% of the executive's monthly base salary.

.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. INCOME TAXES

The Company did not have any income tax expense for the three months ended March 31, 2022 or 2021.

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2022 and 2021 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to a valuation allowance.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year and permanent differences.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known, or the tax environment changes.

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets.  Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability.  Accordingly, a valuation allowance has been recorded against the Company’s net deferred tax assets as of March 31, 2022, and December 31, 2021.

Potential 382 Limitation

As disclosed in our Annual Report on Form 10-K for the year ended, December 31, 2021, the Company’s ability to utilize its net operating loss ("NOL") and research and development ("R&D") credit carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of a company's outstanding stock by certain stockholders or public groups.

The Company has not completed a study to assess whether one or more ownership changes have occurred since the Company became a loss corporation under the definition of Section 382; however, the Company anticipates completing such a study in the middle of 2022.  If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any such limitation may result in the expiration of a portion of the NOL or R&D credit carryforwards before utilization. Until a study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC-740.  Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.  Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations of the Company.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Related Party Transactions

We have not had any related party transactions, other than compensation arrangements in the quarter ended March 31, 2022.  Any related party transactions between January 1, 2019 and December 31, 2021 are further described below and in our Annual Report on Form 10-K for the year ended December 31, 2021.

We describe below transactions since January 1, 2019, in which the amounts involved exceeded $120,000, and any of our directors, executive officers or holders of more than 5% of Guerrilla RF’s pre-Merger capital stock, or an affiliate or immediate family member thereof, had or could have had a direct or indirect material interest.  The following descriptions are historical and have not been adjusted to give effect to the Merger.

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

AMB Notes

Guerrilla RF previously issued several promissory notes (the “AMB Notes”) to AMB Investments LLC (“AMB Investments”), which holds more than 5% of our outstanding capital stock.  Certain of the AMB Notes were originally issued to Al Bodford, and each AMB Note originally issued to Al Bodford was assigned by him to AMB Investments in September 2021.  The AMB Notes and their original terms are as follows:  (i) Non-Negotiable Note dated March 27, 2017 issued to Al Bodford in the principal amount of $333,333 accruing interest at the rate of 8% per annum; (ii) Non-Negotiable Note dated March 12, 2018 issued to Al Bodford in the principal amount of $1,000,000 accruing interest at the rate of 8% per annum; (iii) Term Note dated March 31, 2019 issued to Al Bodford in the principal amount of $175,000 accruing interest at the rate of 12% per annum (a 2019 Note, discussed above); and (iv) Term Note dated April 15, 2020 issued to AMB Investments in the principal amount of $500,000 accruing interest at the rate of 12% per annum; and, (v) Term Note dated April 2, 2019 issued to CML Microcircuits (USA), Inc. (f/k/a CML Microsystems, Inc.) in the principal amount of $400,000 and assigned to AMB Investments on October 15, 2021 (a 2019 Note discussed above).  Prior to the Merger, and in anticipation of the Merger and the private placement offering, all of the AMB Notes were amended to cause the principal amount to convert to shares of our common stock at $1.70 per share, and upon the closing of the related private placement offering, the principal amount owed under the AMB Notes was converted under those terms, and accrued interest owed under such AMB Notes was paid.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thompson Note

In July 2020, Guerrilla RF issued an unsecured Term Note (the “Thompson Note”) to Greg Thompson, a member of our Board of Directors, in the principal amount of $250,000 accruing interest at the rate of 12% per annum.  Prior to the Merger, and in anticipation of the Merger and the related private placement offering, the Thompson Note was amended to cause the principal amount to convert to shares of our common stock at $1.70 per share, and upon the closing of the private placement offering, the principal amount owed under the Thompson Note was converted under those terms, and accrued interest owed thereunder was paid.

2021 Convertible Debt Financing

Between July 15, 2021 and October 1, 2021, Guerrilla RF sold an aggregate of $1,488,600 of convertible promissory notes to ten accredited investors at an interest rate of 6% per annum (each, a “Convertible Note” and collectively, the “Convertible Notes”).  The corresponding note purchase agreements provided for the mandatory conversion of the Convertible Notes into shares of the Company’s common stock upon the closing of the Merger and the related private placement offering at the offering price ($2.00 per share).

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

Name of Stockholder	Principal Amount
AMB Investments LLC	$233,333
David Reich	$50,000
Jason Bodford	$16,666

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Participation in the Offering

Certain privately held Guerrilla RF, Inc.'s existing investors, including investors affiliated with certain of our directors and officers, purchased an aggregate of 1,294,000 shares of our common stock in the private placement offering associated with the Merger, for an aggregate gross purchase price of $2,588,000.  Such purchases were made on the same terms as the shares that were sold to other investors in the private placement offering and not pursuant to any pre-existing contractual rights or obligations.

Policies and Procedures for Related Party Transactions

The Audit Committee of our Board of Directors adopted a charter in the fourth quarter of 2021, which requires that any transaction with a related person and any other potential conflict of interest situation must be reviewed, approved, and monitored by our Audit Committee.

11. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code.  The Company’s contributions to the plan are at the discretion of executive management with board of directors advisement.  Under the 401(k) plan, the Company may contribute up to four percent (4%) of eligible employee salaries.  The Company made $79,234 and $41,115 of contributions to the plan in the three months ended March 31, 2022 and 2021 respectively.

12. Subsequent Events

Management has evaluated subsequent events occurring after March 31, 2022, through May 12, 2022, the date the unaudited interim condensed consolidated financial statements were issued.  The following subsequent events have occurred during the period.

Coronavirus Pandemic

On March 11, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The pandemic has affected the Company’s business operations to a limited extent, most of which impacted its customers' ordering patterns due to the pandemic’s effect on their operations; however, the Company continues to monitor the evolving situation related to COVID-19 actively and may take further actions that alter its business operations, including those that may be required by federal, state, or local authorities, or that the Company determines are in the best interests of its employees, partners, and shareholders. To date, the Company has been able to continue to deliver its products and solutions without material delays or difficulties despite the COVID-19 pandemic.

Employee Stock Option and Restricted Stock Unit Grants

On April 4, 2022, the compensation committee of the board of directors granted stock options to new employees of the Company to purchase an aggregate of 250,700 shares of the Company's common stock at an exercise price of $2.00 per share.  The granted option awards vest equally over four years (25% per year) on the anniversary of the date they started working for the Company.

On April 8, 2022, the compensation committee of the board of directors granted 348,100 restricted stock units (RSU) to various employees under which the holders have the right to receive an aggregate of 348,100 shares of the Company's common stock.  The RSU awards vest over three equal annual installments from the date of the grant subject to the recipient’s continued service through the applicable vesting date and the shares not vested are forfeited upon separation from the Company.  The share-based compensation expense to be recognized for these RSUs over the remaining vesting period subsequent to the period ending March 31, 2022 is approximately $0.7 million.

These employee stock option and RSU grants were issued from the 2021 Plan, which is further described in Note 7.

New Headquarters Office Facilities Capital Addition Financing

In conjunction with the Company's planned move into expanded office facilities in early 2023, which will become the Company's new headquarters, the Company entered into a financing arrangement related to furniture for the new office facilities in April 2022.  The total cost of the furniture financing is $1.1 million, which includes tax, freight, interim storage, and installation labor.  The Company will be responsible for paying interest-only payments to the financing company related to the furniture procurement order (interest on principal of $496 thousand) placed in April 2022 prior to the first scheduled principal financing payment in  August 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read together with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on April 1, 2022.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently.  You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws.

Our business is subject to numerous risks and uncertainties including:

● those relating to fluctuations in our operating results;

● our dependence on developing new products, achieving design wins, and several large customers for a substantial portion of our revenue;

● the COVID-19 pandemic materially and adversely affecting our financial condition and results of operations;

● a loss of revenue if purchase contracts are canceled or delayed;

● our dependence on third parties such as suppliers, product manufacturers, and product assemblers and testers;

● risks related to sales through independent sales representatives and distributors;

● risks associated with the operation of our third-party manufacturing providers;

● business disruptions;

● poor manufacturing yields;

● increased inventory risks and costs due to timing of customer forecasts;

● our ability to continue to innovate in a very competitive industry;

● unfavorable changes in interest rates, pricing of certain precious metals, and utility rates;

● our strategic investments failing to achieve financial or strategic objectives;

● our ability to attract, retain, and motivate key employees;

● warranty claims, product recalls, and product liability;

● changes in our effective tax rate and the enactment of international or domestic tax legislation, or changes in regulatory guidance;

● risks associated with environmental, health and safety regulations, and climate change;

● risks from international sales and third-party vendor operations;

● the impact of, and our expectations regarding, changes in current and future laws and regulations;

● changes in government trade policies, including the imposition of tariffs and export restrictions;

● we may not be able to generate sufficient cash to service all of our debt or meet our operating needs;

● claims of infringement of third-party intellectual property rights;

● security breaches and other similar disruptions compromising our information;

● theft, loss, or misuse of personal data by or about our employees, customers, or third parties;

● our inability to remediate the material weaknesses identified in internal controls over financial reporting relating to certain control processes;

● provisions in our governing documents and Delaware law may discourage takeovers and business combinations that our stockholders might consider to be in their best interests; and,

● volatility in the price of our common stock.

These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10-K that we filed with the SEC and those listed under the caption "Risk Factors" within this Quarterly Report on Form 10-Q, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.  Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q as exhibits with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

Overview

Guerrilla RF is a fabless semiconductor company based in Greensboro, N.C. Guerrilla RF was founded in 2013 with a mission to employ RF semiconductor technology to deliver RF solutions to customers in underserved markets. Over the past several years, Guerrilla RF has become a leader in developing high-performance MMIC products for wireless connectivity. It continues to target underserved markets and customers, delivering a range of high-performance MMIC products and associated technical support to a diverse set of customers that enable a more connected world.  Guerrilla RF is a wholly-owned subsidiary of the Company.  Guerrilla RF holds all material assets and conducts all business activities and operations of the Company.  Accordingly, there are frequent references to Guerrilla RF throughout this discussion and analysis.

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

Merger Agreement

On October 22, 2021, the Company (formerly known as Laffin Acquisition Corp.), Guerrilla RF Acquisition Corp., and Guerrilla RF entered into a merger agreement (the 'Merger Agreement') pursuant to which Guerrilla RF Acquisition Corp. merged with and into Guerrilla RF, with Guerrilla RF continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the 'Merger').

COVID-19 Pandemic and Supply Chain Update

In light of the uncertain and rapidly evolving situation relating to the spread of the COVID-19 pandemic and in compliance with government orders, we have taken measures intended to help minimize the risk of transmitting the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. While we have a distributed workforce and our employees are accustomed to working remotely or with other remote employees, our workforce is not fully remote. Under normal conditions, our employees frequently travel to establish and maintain relationships with one another and with our customers, partners, and investors.

The COVID-19 pandemic negatively impacted revenue for six months for the year ended December 31, 2021, as we experienced lower revenues due to a significant number of customers experiencing supply chain challenges during 2021.  Consequently, we implemented cost reduction actions across our functional disciplines to assist us in navigating through what continues to be an uncertain environment.  We experienced increased sales during the first quarter of 2022, driven by rebounding volumes in markets recovering from supply chain difficulties that impacted the timing of our customers' orders of our products; however, we anticipate that further supply chain disruptions through the end of 2022 will negatively impact customer order patterns, resulting in reduced sales growth.

Our management team has, and will likely continue, to spend time, attention, and resources monitoring the COVID-19 pandemic and seeking to manage its effects on the supply chain, our business, and workforce. The extent to which the COVID-19 pandemic and our precautionary measures may impact our business will depend on future developments, which remain uncertain and cannot be predicted at this time.

FIRST QUARTER FISCAL 2022 FINANCIAL HIGHLIGHTS

●  Revenue for the first quarter of fiscal 2022 increased 39.0% as compared to the first quarter of fiscal 2021, which was driven primarily by higher demand for our automotive product solutions, higher royalties of our 5G wireless infrastructure products, and higher demand for our catalog products for a wide variety of customer applications.

●   Gross profit for the first quarter of fiscal 2022 was 60.0% of revenues as compared to 60.7% for the first quarter of fiscal 2021.  Although the Company did experience across the board supply chain price increases, we were able to increase prices we charge our customers related to raw materials and assembly/test cost increases we experienced.  Changes in product contribution margins were negligible as was the impact of lesser royalty revenues as a percentage of overall revenue.  The biggest driver of lower gross margins was an increase in overhead costs relative to sales year over year due to costs associated with our Operations and Quality group as well as increased costs of production mask amortization.

●   Operating loss was $1.81 million for the first quarter of fiscal 2022 as compared to $0.26 million for the first quarter of fiscal 2021.  This increase was primarily due to higher operating expenses relative to sales (106.8% in Q1 2022 vs. 70.0% in Q1 2021).  Increased operating expenses were primarily attributable to increased investment in research and development, sales and marketing, and new employees, as well as additional costs associated with becoming a public company.  The Company increased its investment in research and development year over year by 47.1% as we focused on new product development.  Selling, general, and administrative costs increased year over year by 190.7%.

●   Net loss per diluted share was $0.06 for the first quarter of fiscal 2022 as compared to net income per diluted share of $0.01 for the first quarter of fiscal 2021.  A key contributing factor to the net income in the first quarter of 2021 was the forgiveness of a PPP loan in that period.

●   Capital expenditures were $0.2 million for the first quarter of fiscal 2022 as compared to $0.01 million for the first quarter of fiscal 2021.

Key metrics

We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions, and assess working capital needs.

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Key Metrics
Number of products released	2	1
Number of total products	103	88
Number of products with lifetime revenue exceeding $100 thousand	45	26

Number of products released: The total quantity of distinct new products released into production (products that have completed design, quality, and supply chain readiness) during the period.

Number of total products: The cumulative number of production-released products since Guerrilla RF's inception through the end of the period.

Number of products with lifetime revenue exceeding $100 thousand: The number of products that have achieved the threshold of cumulative sales of $100,000 since Guerrilla RF's inception through the end of the period.

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

Operating Expenses

Operating expenses consist primarily of research and development expenses, sales and marketing expenses, and employee compensation costs for operations, management, finance, accounting, information technology, compliance, and human resources personnel.  In addition, general and administrative expenses include non-personnel costs, such as facilities, legal, accounting, and other professional fees, and other supporting corporate expenses not allocated to other departments.  We expect our general and administrative expenses will increase in absolute dollars as our business grows, but we expect general and administrative expenses to decrease as a percent of revenues in the coming years.

Research and development ("R&D") expenses consist of costs for the design, development, testing, and enhancement of our products and are generally expensed as incurred.  These costs consist primarily of personnel costs, including salaries, benefits, bonuses, and share-based compensation for our product development personnel   Research and development expenses also include training costs, product management, third-party partner fees, and third-party consulting fees. We expect our research and development expenses to increase in absolute dollars as our business grows, but as a percent of revenues, R&D expenses are expected to decrease.

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

Interest Expense

Interest expense consists primarily of the interest incurred on our debt obligations, our factoring arrangement expense, the non-cash interest expense associated with the amortization of common stock warrants, and lease expense related to our capital leases.

Other Income (Expenses)

On April 30, 2020, Guerrilla RF received loan proceeds of $535,800 under the Paycheck Protection Program (“PPP”) established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) administered by the Small Business Administration (“SBA”).  PPP loans and accrued interest are forgivable after a “covered period” (24 weeks) as long as the borrower maintained its payroll levels and used the loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities.  As of December 31, 2020, Guerrilla RF had $535,800 of principal outstanding on its PPP loan together with accrued interest of $3,611, recorded as accounts payable and accrued expenses on our consolidated balance sheet.  On February 17, 2021, Guerrilla RF received notice from the SBA that the $535,800 PPP loan was forgiven, including all accrued interest.

On February 19, 2021, Guerrilla RF received a second PPP loan of $833,300 (the “2021 PPP Loan”). Guerrilla RF used the 2021 PPP Loan to retain current employees, maintain payroll, and make lease and utility payments.  On August 18, 2021, Guerrilla RF received notice from the SBA that the 2021 PPP Loan, including accrued interest, had been forgiven.

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Revenues	$3,865,911	$2,781,022
Cost of revenues	1,547,281	1,092,692
Gross profit	2,318,630	1,688,330
Operating expenses:
Research and development	1,802,006	1,063,106
Sales and marketing	1,085,843	576,650
General and administrative	1,239,650	305,314
Total operating expenses	4,127,499	1,945,070
Loss from operations	(1,808,869)	(256,740)
Other income (expenses):
Interest expense	(57,221)	(148,825)
Other income (expenses)	—	535,800
Total other income (expenses), net	(57,221)	386,975
Net income (loss)	$(1,866,090)	$130,235

Comparison of the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenues	$3,865,911	$2,781,022	1,084,889	39%

Revenues increased $1.1 million to $3.9 million for the three months ended March 31, 2022, as compared to $2.8 million for the three months ended March 31, 2021.  The increase in revenues was driven by the growth of product sales to our automotive supplier customers and our catalog customers over a wide breadth of applications and customers.  Sales to our large automotive supplier customers grew approximately 44% from the prior year period.  Fifty-eight percent (58%) of the growth in revenues over the periods presented is attributable to new catalog products.   Our overall number of product offerings and the number of customers we ship to in volume continue to contribute to increased sales.  Our increased sales were driven by rebounding volumes in markets recovering from supply chain difficulties that have impacted the timing of our customers' orders of our products; however, we anticipate that further supply chain disruptions through the end of 2022 will negatively impact customer order patterns, resulting in reduced sales growth.

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue. Using this definition, Guerrilla RF had one major customer, Richardson RFPD, Inc. ("RFPD"), during the three months ended March 31, 2022, and March 31, 2021.  RFPD, a large product distributor serving numerous end-user customers, generated 85% and 80% of product shipment revenue for the three months ended March 31, 2022 and 2021 respectively.

Royalty revenues increased 41% for the three months ended March 31, 2022, compared to March 31, 2021, as our customer with whom we have a royalty agreement experienced an increase in sales of wireless infrastructure products licensed under our proprietary designs.

International shipments amounted to $0.5 million (approximately 15% of product revenue) and $0.5 million (approximately 19% of product revenue) for the three months ended March 31, 2022, and March 31, 2021, respectively.

Direct Product Costs and Gross Profit

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Direct product costs	$1,547,281	$1,092,692	454,589	42%
Gross profit	$2,318,630	$1,688,330	630,300	37%

Direct product costs increased $0.5 million to $1.5 million for the three months ended March 31, 2022, compared to $1.1 million for the three months ended March 31, 2021.  The 42% increase in direct product cost was primarily driven by a product sales volume increase of 39% (excluding royalty revenue).  Direct product costs relative to sales increased slightly due to increases in Operations and Quality support and staffing.  Year over year, royalties grew in concert with product sales increasing 41% from the year ago period, thus having no impact on overall gross margin percentage year over year due to the shift in our overall revenue mix.  Royalty revenues were $0.28 million for the three months ended March 31, 2022, and $0.2 million for the three months ended March 31, 2021.

Research and Development Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Research and development	$1,802,006	$1,063,106	738,900	70%

Research and development expenses increased $0.7 million to $1.8 million for the three months ended March 31, 2022, compared to $1.1 million for the three months ended March 31, 2021.  The increase was attributable to $0.3 million of staffing additions in our engineering department, and $0.4 million was attributable research lab and equipment and prototype expenses.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Sales and marketing	$1,085,843	$576,650	509,193	88%

Sales and marketing expenses increased $0.5 million to $1.1 million for the three months ended March 31, 2022, compared to $0.6 million for the three months ended March 31, 2021.  The increase year over year was driven by increases of $0.4 million in staffing costs and $0.1 million in various sales and marketing expenses including sales commissions, information technology support, and customer support.

General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
General and administration expenses	$1,239,650	$305,314	934,336	306%

General and administrative expenses increased $0.9 million to $1.2 million for the three months ended March 31, 2022, compared to $0.3 million for the three months ended March 31, 2021.  The increase was primarily related to increases in wages and benefits ($0.6 million) and $0.3 million of directors and officers insurance and professional fees.  The increase in wages, benefits, and professional fees was driven by headcount additions within our information technology and accounting departments, and expenses incurred to support our public company structure.

Other Income (Expenses)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Interest expense	$(57,221)	$(148,825)	$91,604	(62)%
Other income	—	535,800	$(535,800)	-
Total other income (expenses), net	$(57,221)	$386,975	$(444,196)	(115)%

Interest expense decreased approximately $0.1 million to $0.05 million for the three months ended March 31, 2022, compared to $0.15 million for the three months ended March 31, 2021.  The decrease was attributable to decreased factoring fees.

Other income decreased $0.5 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.  The decrease was entirely due to PPP loan forgiveness in the three months ended March 31, 2021.

Liquidity and Capital Resources

Our primary source of liquidity is cash raised from private placements.  As of March 31, 2022, we had cash resources of $2.6 million.  We also have an accounts receivable factoring arrangement with a financial institution (as described in Note 5 of our unaudited interim condensed consolidated financial statements).  Under the terms of the factoring agreement, we have access to up to $2.0 million of advances.  As of March 31, 2022, no advances were outstanding, meaning that we had unused availability of $2.0 million.  Based upon our current financial projection models, we anticipate that our cash and $2.0 million of advances available under our factoring arrangement will be sufficient to fund our ongoing operations into the fourth quarter of 2022.

As described in Note 1 of our unaudited interim condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at March 31, 2022 of $16.9 million.  We expect losses and negative cash flows to continue, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our Company grows.  As our fiscal 2022 progresses, and we continue to invest in the implementation of our long-term strategic plan, we anticipate that we will require additional debt and/or equity funding.  We are actively evaluating funding sources as part of our ongoing strategic planning.  There is no assurance that appropriate financing will be available on terms, which are acceptable to us or at all.  This requirement for additional funding raises substantial doubt about our ability to continue as a going concern.

As mentioned in Note 8 to our unaudited interim condensed consolidated financial statements as of March 31, 2022, the Company has entered into a lease agreement for additional office facilities in Greensboro, North Carolina.  The Company will not remit any scheduled lease payments until it occupies the building, which it anticipates will occur in early 2023.  Initial building asset addition financing related to the additional office facilities was completed in April 2022 and is further discussed in Note 12 to our unaudited interim condensed consolidated financial statements as of March 31, 2022.  The Company anticipates approximately $4.0 million of new headquarter building asset additions, and an annual lease expense of approximately $1.1 million upon occupancy.

The following table summarizes our sources and uses of cash for each of the periods presented:

Cash (used in) provided by:

	Three Months Ended March 31,
	2022	2021

Operating activities	$(2,429,861)	$(648,627)
Investing activities	(152,464)	(11,000)
Financing activities	(141,014)	1,218,898
Net increase (decrease) in cash	$(2,723,339)	$559,271

Operating Activities

Cash used in operating activities was $2.4 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.  Cash used in operating activities for the three months ended March 31, 2022 principally resulted from our net loss of $1.9 million.  In addition, $0.9 million was attributable to increased accounts receivable, partially offset by $0.1 million attributable to the increase in our accounts payable and accrued expenses.

Cash used in operating activities for the three months ended March 31, 2021, principally resulted from our net income of $0.1 million, which was offset by the non-cash component of net income for the PPP loan forgiveness of $0.5 million.  A small increase in our accounts receivable and prepaid expenses were partially offset by a moderate increase in accounts payable.

Investing Activities

Cash used in investing activities was $0.15 million and $0.01 million for the three months ended March 31, 2022 and 2021, respectively.  Cash used in investing activities resulted from capital expenditures on property and equipment for all periods presented.

Financing Activities

Cash used by financing activities for the three months ended March 31, 2022 of $0.1 million was primarily attributable to principal payments on capital leases.

Cash provided by financing activities during the three months ended March 31, 2021, of $1.2 million principally resulted from the issuance of notes payable and factoring proceeds totaling $1.2 million, and proceeds from a second PPP loan of $0.8 million.  These were partially offset by principal payments of notes payable and our factoring arrangement of $0.8 million.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of March 31, 2022; however,  the following table does not include any contractual obligations or commitments that will develop as we continue the preparation, planning, and asset financing negotiations associated with the planned move of our business headquarters in early 2023.  We anticipate approximately $4.0 million of new headquarter building asset additions, and an annual lease expense of approximately $1.1 million upon occupancy.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$808,225	$808,225	$—	$—	$—
Short-term debt obligations (excluding interest)	7,310	7,310	—	—	—
Long-term debt obligations (excluding interest)	142,590	—	17,544	17,544	107,502
Operating lease obligations	276,768	116,128	160,640	—	—
Finance lease obligations	3,363,678	669,309	1,393,378	1,300,991	—
Total	$4,598,571	$1,600,972	$1,571,562	$1,318,535	$107,502

Off-Balance Sheet Arrangements

As of March 31, 2022, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Other than as described under Note 2 to our unaudited interim condensed consolidated financial statements, the Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 1, 2022, have not materially changed.

Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our unaudited interim condensed consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, stock-based compensation, lease accounting, income taxes including the valuation allowance for deferred tax assets, and going concern considerations.

Recently adopted accounting standards

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), or ASU 2016-02.  ASU 2016-02 addresses the financial reporting of leasing transactions. Under past guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met.  This update requires the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months.  For operating leases, the asset and liability are expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the consolidated statement of cash flows.  For finance leases, interest on the lease liability is recognized separately from the amortization of the right-of-use asset in the consolidated statement of operations and the repayment of the principal portion of the lease liability is classified as a financing activity while the interest component is included in the operating section of the consolidated statement of cash flows.  In June 2020, the FASB issued ASU 2020-05, which delayed the effective date of Topic 842 until January 1, 2022.  We adopted ASC 842 using the optional transition method outlined in ASU 2018-11.  The Company adopted Topic 842 in the fiscal quarter ending March 31, 2022.  The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets of approximately $304,000 and corresponding lease liabilities of approximately $304,000.  The adoption of these ASUs did not have a material impact on our results of operations, however, the adoption resulted in significant changes to our financial statement disclosures.  See Note 8 for further information related to lease obligations on the unaudited interim condensed consolidated balance sheet upon adopting ASC Topic 842.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups ("JOBS") Act.  Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we are no longer an emerging growth company, or affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act.  We have not elected to early adopt certain new accounting standards, as described in Note 2 of our unaudited interim condensed consolidated financial statements. As a result, our unaudited interim condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Form 10-Q.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Based on this evaluation, as a result of our material weaknesses on internal controls over financial reporting disclosed within our Annual Report on Form 10-K for the year ended December 31, 2021, management concluded that our disclosure controls and procedures were not effective as of March 31, 2022.  While the existence of the material weaknesses did not result in a material misstatement to the financial statements, it presented a reasonable possibility that a material misstatement to the financial statements could have occurred.

Status of Remediation of Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

To respond to the material weaknesses disclosed within our Annual Report on Form 10-K for the year ended December 31, 2021, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting.  Our remediation efforts are in process and we have designed control procedures to address the material weaknesses.  The actions taken by management include, but are not limited to:

• We have retained a public accounting firm to assist us with our tax accounting and tax provision calculations;

• We have enhanced our procedures to evaluate and document the accounting treatment over significant unusual transactions including the utilization of an accounting research tool to which we have subscribed;

• We have enhanced our segregation of duties through a review and revision of information technology access rights;

• We have enhanced and formalized our financial reporting scheduling and closing calendar; and

• We have enhanced our secondary review process during our financial reporting process.

While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts and cannot conclude the material weaknesses have been remediated.  The elements of our remediation plans can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.  The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We will document policies and procedures for, and test the implementation and operating effectiveness of, the newly-designed controls in future periods.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there have been changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These changes are a result of our above-noted actions taken to remedy the material weaknesses on internal controls over financial reporting disclosed within our Annual Report on Form 10-K for the year ended December 31, 2021.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings.  From time to time, we may become involved in lawsuits and legal proceedings that arise in the ordinary course of business.

ITEM 1A. RISK FACTORS.

The risks set out below represent updates to risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 1, 2022.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with the other factors described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Risks Related to Our Business and Industry

We have incurred significant losses in the past and will experience losses in the future.

We have incurred significant losses in the past and recorded a net loss of $2.8 million for the year ended December 31, 2021, $2.0 million for the year ended December 31, 2020, and $1.9 million for the three months ended March 31, 2022.  As of March 31, 2022, we had an accumulated deficit of $16.9 million.  If we cannot make consistent progress toward future profitability, our business and stock price may be adversely affected.

Our ability to be profitable in the future depends upon continued demand for our products from existing and new customers.  Further sales of our products depend upon our ability to improve the quality of our products, enhance customer satisfaction, and increase efficiency and productivity.  In addition, our profitability will be affected by, among other things, our ability to execute our business strategy, the timing and size of customer sales, the pricing and costs of our products, competitive products, macroeconomic conditions affecting the semiconductor industry, the COVID-19 pandemic, and the extent to which we invest in sales and marketing, research and development, and general and administrative resources.

We may not have sufficient cash available to fund our operations and make interest or principal payments on our indebtedness when due, and we may be unable to find additional sources of capital.

Our cash balance stood at $2.6 million on March 31, 2022.  In addition, we have unused availability of up to $2.0 million under our factoring arrangement.  However, as we currently do not generate positive cash flow from operations, we cannot guarantee that we will have sufficient cash available to fund our operations and service our obligations when due.  We expect losses and negative cash flows to continue, primarily due to continued research, development, and marketing efforts as well as increased administration expenses as our Company grows.  Therefore, we anticipate that we will require additional funding later this year and we are actively evaluating alternative funding sources as part of our ongoing strategic planning.  There can be no assurance that we will be able to secure additional funding on favorable terms, or at all.  Our failure to secure additional funding on favorable terms, or at all, may cause us to reduce or delay planned investments and capital expenditures, harm our business, financial condition and results of operations, and affect our ability to continue as a going concern.

Our business could be affected by new sanctions and export controls targeting Russia and other responses to Russia’s invasion of Ukraine.

 The Russia-Ukraine conflict may adversely affect Guerrilla RF’s business.  Currently, we do not have any supply chain partners located in Russia or Ukraine.  Nor do we have any pending product sales or product shipments to Russian customers or, to our knowledge, any entities listed on the U.S. Department of the Treasury Office of Foreign Assets Control Sectoral Sanctions Identifications List dated April 29, 2022.  However, the related sanctions and other measures imposed by the European Union, the U.S., and other countries and organizations in response have led, and may continue to lead, to disruption and instability in global markets, supply chains, and industries that could negatively impact our businesses, financial condition, and results of operations.  We have taken steps to ensure our export control processes and controls observe enacted and evolving export sanctions imposed upon Russia, Belarus, and all restricted entities that have been identified by the United States government.  Nevertheless, if we inadvertently make any product sales or shipments to Russian customers or any sanctioned entities, such non-compliance may have a material effect on our financial condition or operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization among Laffin Acquisition Corp., Guerrilla RF Acquisition Co. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	2.1	October 27, 2021
3.1	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.2	Amended and restated bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
4.1	Form of Lock Up Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.1	October 27, 2021
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021

31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of John Berg, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of John Berg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page from the Registrant’s from Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: May 12, 2022	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

GUERRILLA RF, INC.

Date: May 12, 2022	By:	/s/ John Berg
John Berg Chief Financial Officer (principal financial officer)