Form 10-Q
period 2022-06-30
Guerrilla RF, Inc.
filed 2022-08-12
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 12, 2022
Common Stock, $0.0001 par value	33,712,635

GUERRILLA RF, INC.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022

i

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

PART I. FINANCIAL INFORMATION.

ITEM 1.

The following unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although Guerrilla RF, Inc. (the "Company") believes that the disclosures made are adequate to make the information not misleading.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on April 1, 2022.

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Cash	$1,704,730	$5,313,985
Accounts receivable, net	2,043,723	1,667,006
Inventories, net	1,795,623	1,439,014
Prepaid expense	761,103	1,187,418
Total Current Assets	6,305,179	9,607,423

Operating lease right-of-use assets	247,408	-
Property, plant, and equipment, net	4,873,519	1,027,312
Total Assets	$11,426,106	$10,634,735

Liabilities and Stockholders' Equity
Short-term debt	$5,117	$5,117
Operating lease, current portion	118,826	-
Finance lease, current portion	713,158	118,420
Accounts payable and accrued expenses	1,920,122	1,186,443
Loan agreements	1,190,638	-
Total Current Liabilities	3,947,861	1,309,980

Operating lease	130,151	-
Finance lease	2,675,998	264,347
Notes payable	144,783	144,783
Total Liabilities	6,898,793	1,719,110

Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	$-	$-
Common stock, $.0001 par value, 300,000,000 shares authorized, 33,234,894 and 33,222,192 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3,323	3,322
Additional paid-in-capital	24,178,094	23,958,705
Accumulated deficit	(19,654,104)	(15,046,402)
Total Stockholders' Equity	4,527,313	8,915,625
Total Liabilities and Stockholders' Equity	$11,426,106	$10,634,735

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product shipments	$2,860,916	$2,665,997	$6,447,183	$5,249,385
Royalties	226,434	131,423	506,078	329,057
Total	3,087,350	2,797,420	6,953,261	5,578,442

Direct product costs	1,277,759	1,100,118	2,825,040	2,192,810

Gross Profit	1,809,591	1,697,302	4,128,221	3,385,632

Operating Expenses:
Research and development	2,016,934	1,060,532	3,818,940	2,123,638
Sales and marketing	1,169,435	649,071	2,255,278	1,225,721
General and administrative	1,263,730	377,641	2,503,380	682,955
Total Operating Expenses	4,450,099	2,087,244	8,577,598	4,032,314

Operating Loss	(2,640,508)	(389,942)	(4,449,377)	(646,682)

Interest expense	(70,853)	(160,828)	(128,074)	(309,653)
Other income (expenses)	(30,251)	-	(30,251)	535,800
Total other income (expenses), net	(101,104)	(160,828)	(158,325)	226,147
Net loss	$(2,741,612)	$(550,770)	$(4,607,702)	$(420,535)

Net loss per share	$(0.08)	$(0.08)	$(0.14)	$(0.06)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity
December 31, 2021	$-	$3,322	$23,958,705	$(15,046,402)	$8,915,625
Net loss	-	-	-	(1,866,090)	(1,866,090)
Stock options exercised	-	1	5,231	-	5,232
Share-based compensation	-	-	32,856	-	32,856
March 31, 2022 (unaudited)	$-	$3,323	$23,996,792	$(16,912,492)	$7,087,623
Net loss	-	-	-	(2,741,612)	(2,741,612)
Share-based compensation	-	-	181,302	-	181,302
June 30, 2022 (unaudited)	$-	$3,323	$24,178,094	$(19,654,104)	$4,527,313

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
December 31, 2020	$4,852	$2,261	$9,076,840	$(12,209,247)	$(3,125,294)
Net income	-	-	-	130,235	130,235
Stock options exercised	-	4	12,663	-	12,667
Share-based compensation	-	-	6,352	-	6,352
March 31, 2021 (unaudited)	$4,852	$2,265	$9,095,855	$(12,079,012)	$(2,976,040)
Net loss	-	-	-	(550,770)	(550,770)
Stock options exercised	-	243	22,684	-	22,927
Share-based compensation	-	-	6,352	-	6,352
June 30, 2021 (unaudited)	$4,852	$2,508	$9,124,891	$(12,629,782)	$(3,497,531)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(4,607,702)	$(420,535)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	527,633	166,225
Share-based compensation	214,158	12,704
Warrant amortization	-	12,416
PPP loan forgiveness	-	(535,800)

Changes in assets and liabilities:
Accounts receivable	(303,003)	96,005
Inventories	(430,323)	(55,838)
Prepaid expenses	426,315	(6,304)
Accounts payable and accrued expenses	(24,515)	(117,720)
Net cash used in operating activities	(4,197,437)	(848,847)

Cash flows from investing activities
Purchases of property, plant, and equipment	(299,608)	(114,835)
Net cash used in investing activities	(299,608)	(114,835)

Cash flows from financing activities
Proceeds from exercise of stock options	5,232	35,594
Proceeds from notes payable and factoring agreement	1,349,935	1,019,080
Principal payment of notes payable and recourse factoring agreement	(165,265)	(850,000)
Principal payment on finance lease	(302,112)	(58,838)
Proceeds from PPP loan	-	833,300
Net cash provided by financing activities	887,790	979,136

Net increase (decrease) in cash	(3,609,255)	15,454

Cash, beginning of period	5,313,985	427,269
Cash, end of period	$1,704,730	$442,723

Noncash transactions:
Property and equipment financed through finance leases	$3,316,038	$101,520
Property and equipment additions included in accounts payable	$758,194	$-

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

Guerrilla RF, Inc. was incorporated in the State of Delaware on November 9, 2020.  On October 22, 2021, the Company's wholly-owned subsidiary, Guerrilla RF Acquisition Corp., a corporation formed in the State of Delaware on October 20, 2021 (“Acquisition Sub”) and privately held Guerrilla RF Operating Corporation (formerly known as Guerrilla RF, Inc.) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”).  Pursuant to the terms of the Merger Agreement, on October 22, 2021 (the “Closing Date”), Acquisition Sub merged with and into Guerrilla RF Operating Corporation with Guerrilla RF Operating Corporation continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”).

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

The Company has incurred recurring losses, and negative cash flows from operations in nearly every fiscal period since its inception, including a net loss of $2.7 million for the three months ended June 30, 2022.  In addition, as of June 30, 2022, the Company had an accumulated deficit of $19.7 million.  The Company expects losses and negative cash flows to continue, primarily as a result of continued sales and marketing efforts and planned investment in research and development.  The Company had a cash balance of $1.7 million at June 30, 2022.  In June 2022, the Company established a new loan facility with Spectrum Commercial Services Company, L.L.C. ("Spectrum") providing for advances of up to $3.0 million (the "Spectrum Loan Facility" further described in Note 5).  As of June 30, 2022, the outstanding balance under the Spectrum Loan Facility was $1.2 million.  As of June 30, 2022, the Company was actively pursuing an additional loan facility to support its current and future liquidity needs and that additional loan facility was successfully closed in August 2022 (see Note 12).  The Company believes that its cash, the Spectrum Loan Facility, and the additional loan facility will provide sufficient resources to support operations into 2023.

If the Company is unable to secure further additional financing in sufficient amounts or on acceptable terms, the Company will be forced to delay, reduce, or eliminate some or all of its research and development programs and product portfolio expansion plans, which could adversely affect its future operating results or business prospects.  Although management continues to pursue additional financing plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.  The precise amount and timing of the funding needs cannot be determined accurately at this time.  They will depend on many factors, including the market demand for the Company's products, the quality of product development efforts, management of working capital, and the continuation of standard payment terms and conditions for purchasing goods and services.   This requirement for additional funding raises substantial doubt about our ability to continue as a going concern.  The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q ("Form 10-Q"), and are presented in U.S. dollars.  Accordingly, they do not include all of the information and footnotes required by GAAP for annual consolidated financial statements.  Any reference in these Notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).  The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Guerrilla RF.  All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2021 ("2021 Form 10-K").  This report should be read in conjunction with our 2021 Form 10-K filed with the SEC on April 1, 2022.  In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2022 and its results of operations, cash flows, and changes in stockholders' equity (deficit) for the six months ended June, 2022 and 2021.  The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for any future period or the full year.

Use of Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related disclosures.  Additionally, the business and economic uncertainty resulting from the novel coronavirus (COVID-19) pandemic and the Russia-Ukraine conflict has made such estimates and assumptions more difficult to calculate.  The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and reported amounts of revenue and expenses during the reporting period.  The Company’s significant estimates and judgments involve the identification of performance obligations in revenue recognition and the valuation of share-based compensation, including the underlying fair value of the common stock.  Accordingly, actual results could differ from those estimates.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at June 30, 2022 and 2021 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.

The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC).  To date, the Company has not experienced any losses on its cash deposits.

The Company’s accounts receivable are derived from revenue earned from customers located in and outside of the U.S.  Major customers are defined as those generating revenue in excess of 10% of the Company’s aggregate annual revenue.  The Company had one major distributor customer, Richardson RFPD, Inc. ("RFPD") accounting for 83% and 80% of product shipment revenue for the six months ended June 30, 2022 and 2021, respectively.  Accounts receivable from RFPD represented 77% and 82% of accounts receivable at June 30, 2022 and 2021 respectively.

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

The Company had a factoring agreement that provided advance payments on up to 85% of invoices issued to RFPD, its largest distributor, with receivables less than 90 days outstanding secured by the remaining 15%.  As of June 30, 2022 and December 31, 2021, the Company had $0 of factored invoices.  The Company terminated this factoring agreement in conjunction with entering into the Spectrum Loan Facility discussed in Note 5.

On June 1, 2022,  the Company established a new loan facility with Spectrum.  The Spectrum Loan Facility provides for advance payments up to $3 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of June 30, 2022, $1.5 million of invoices were assigned as security to Spectrum.  At June 30, 2022, $.2 million was due from Spectrum, which is included in accounts receivable on the unaudited interim condensed consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  The recoverability of assets held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less costs to sell.  Because the Company has not experienced any potential impairment triggering events, the Company did not record any expense related to asset impairment in the three or six months ended June 30, 2022 or 2021.

Deferred Offering Costs

The Company has not capitalized legal, professional, accounting, and other third-party fees directly associated with common equity financings as deferred offering costs as these acquisition costs are immaterial in relation to the financing and as a portion of our condensed consolidated balance sheet.  Transaction costs consisting of legal, accounting, financial advisory, and other professional fees incurred as part of the Merger mentioned in Note 1 were offset against the total proceeds from the Merger in the condensed consolidated financial statements for the year ended December 31, 2021.  At June 30, 2022, there were no deferred offering costs.

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

Direct Product Costs

The Company’s direct product costs consist primarily of salaries and related expenses, overhead, third party services vendors, shipping and handling, and depreciation expense related to the equipment and information technology costs incurred directly in the Company’s revenue-generating activities.

Share-Based Compensation

The Company measures and recognizes compensation expense for all stock options, shares of stock, and restricted stock units ("RSU") awarded to employees and nonemployees based on the estimated fair market value of the award on the grant date.  The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards.  The Company estimates the fair value of RSUs awarded based upon the known fair market value of the underlying Company stock on the grant date.  The Company recognizes compensation expense on a straight-line basis over the requisite vesting period.  In addition, the Company accounts for forfeitures of awards as they occur.

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

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses.  Advertising expenses for the six months ended June 30, 2022, and 2021 were$24,814 and $16,750, respectively, and $17,064 and $11,348 for the three months ended June 30, 2022 and 2021, respectively.

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

FASB ASC Subtopic 740 10, Accounting for Uncertainty of Income Taxes, (“ASC 740 10”) defines the criterion upon which an individual tax position must meet for any part of the benefit of the tax position to be recognized in consolidated financial statements prepared in conformity with GAAP.  The Company may only recognize the tax benefit from an uncertain tax position if it is more likely than not that such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position.  The tax benefits recognized in the consolidated financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority.  In accordance with the disclosure requirements of ASC 740 10, the Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of total income tax expense.  See further information about the Company's income taxes in Note 9.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net Income (Loss) Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period.  Diluted net income per share of common stock includes the effect of the potential exercise or conversion of securities, such as options and warrants, which results in the issuance of incremental common stock.  For periods prior to the Merger mentioned in Note 1, each of Guerrilla RF’s shares of capital stock issued and outstanding immediately prior to the closing of the Merger was retrospectively converted into approximately 2.95 shares of the Company's common stock.  In computing basic and diluted net loss and income per share, the weighted average number of shares is the same for both calculations because a net loss existed for the six months ended June 30, 2022 and 2021.  There are 33,231,566 and 6,745,280 basic shares for the six months ended June 30, 2022 and 2021, respectively, and 33,234,894 and 6,787,406 basic shares for the three months ended June 30, 2022, and 2021, respectively.  As such, all preferred stock, warrants, and options were excluded from the calculation of net loss per share for the six months ended June 30, 2022 and 2021.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding for the three and six months ended June 30, 2022 and 2021, as they would be anti-dilutive:

	2022	2021
Convertible preferred stock	-	4,852,414
Convertible preferred stock warrants	-	116,732
Common stock warrants	331,580	-
Stock options	3,298,180	1,260,000
	3,629,760	6,229,146

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected.  This standard is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted.  The Company does not intend to adopt this standard early and is currently evaluating the impact of this standard.  The Company does not expect this standard to have a material impact on its condensed consolidated financial statements upon adoption.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. INVENTORIES

Inventories are summarized as follows:

	June 30, 2022
	(unaudited)	December 31, 2021
Raw materials	$758,226	$629,090
Work-in-process	151,867	339,746
Finished goods	895,242	482,972
Inventory allowance	(9,712)	(12,794)
Inventory, net	$1,795,623	$1,439,014

4. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2022
	(unaudited)	December 31, 2021
Production assets	$1,851,998	$1,616,308
Computer equipment and software	750,614	647,852
Lab equipment	3,332,757	103,427
Office furniture and fixtures	51,354	51,354
Leasehold improvements	123,109	123,109
Construction work in progress	869,807	63,750
	6,979,639	2,605,800
Less accumulated depreciation	(2,106,120)	(1,578,488)
	$4,873,519	$1,027,312

The Company recorded depreciation and amortization expense of $.5 million and $.2 million for the six months ended June 30, 2022, and 2021, respectively.

5. DEBT

Factoring Arrangement

The Company previously had an accounts receivable factoring arrangement with a financial institution (the “Factor”).  Under the terms of the agreement, the Company, from time to time, sold to the Factor certain of its accounts receivable balances on a recourse basis for credit approved accounts.  The Factor remitted 85% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees to be paid to the Company once the Factor collected the entire accounts receivable balance from the customer.  The factoring fee was 0.98 % of the invoice’s face value factored for the first 30 days required to collect the invoice and prorated on a per diem basis at 0.0327 % each day thereafter.  The minimum invoice fee for any factored invoices is $1.50.  The Company included the cost of factoring in interest expense.

As stated previously, the Company factored the accounts receivable on a recourse basis.  Therefore, if the Factor could not collect the factored accounts receivable, the Company had to refund the Advance Amount remitted to it for any uncollected accounts receivable.  Accordingly, the Company recorded the liability of having to refund the Advance Amount as short-term debt when the factoring arrangement was utilized.  The Company terminated the factoring arrangement as of June 1, 2022.  As of June 30, 2022, there were no advances or other liabilities outstanding under the factoring arrangement.

The cost of factoring was as follows for the periods indicated:

	Year-to-Date June 30, 2022	Year-to-Date June 30, 2021	Three Months Ended June 30, 2021
Factoring Fees	$-	$51,611	$31,281

Spectrum Loan Facility

As mentioned in Note 2, on June 1, 2022 (the “Effective Date”), the Company entered into the Spectrum Loan Facility with Spectrum.

Pursuant to the terms of the General Credit and Security Agreement (the "Credit Agreement"), part of the Spectrum Loan Facility, the Company may borrow monies to purchase eligible equipment in an amount equal to the lesser of (i) 75% of the cost of such eligible equipment and (ii) $500,000; provided that this maximum eligibility will automatically be reduced by 1/48th each month during the term of the facility. The Credit Agreement also allows for additional borrowing in an amount equal to the lesser of (i) 50% of the net amount of eligible inventory (as defined in the Credit Agreement), (ii) $350,000, and (iii) 50% of the purchased accounts receivable outstanding under the related Assignment of Accounts and Security Agreement (the “AR Agreement”).

Under the terms of the AR Agreement, Spectrum has agreed to advance funds equal to approximately 85% of eligible accounts receivable that are collected by Spectrum under a “lock box” arrangement.  The maximum amount that may be advanced under the AR Agreement is $3,000,000 less any amounts loaned under the Credit Agreement.

The scheduled term of the Spectrum Loan Facility is 24 months from the Effective Date, unless earlier terminated as per the terms of the Spectrum Loan Facility.  The Spectrum may terminate the facilities prior to the scheduled term.  In addition, the term may automatically renew unless either party provides at least 60 days’ notice prior to the scheduled expiration date.  In the event of an early termination of the AR Agreement by the Company or resulting from the Company’s default or other circumstances impacting the Company (including bankruptcy, reorganization, sale of assets, and cessation of business), the Company will be required to pay a prepayment fee.

The Company’s obligations under the Spectrum Loan Facility are secured by first-priority liens on essentially all of the Company’s assets; provided, however, that the Company is permitted to grant purchase money security interests on certain equipment, furniture and similar tangible assets financed by a third party.

In addition to annual facility fees of $30,000 and other quarterly and transaction fees payable to Spectrum, interest accrues on amounts owed under the Spectrum Loan Facility at the prime rate as quoted by the Wall Street Journal plus 3.5%, but in no event lower than 7.0%.

The Spectrum Loan Facility has default covenants, some of which are affirmative and some of which are negative requiring written consent from Spectrum including restrictions on the purchase or redemption of any shares of the Company's capital equity and the declaration or payment of any dividends other than dividends payable in capital equity of the Company.  The Spectrum Loan Facility contains covenant default remedies including default acceleration clauses.

The foregoing summary of the terms of the Spectrum Loan Facility does not purport to be complete and is subject to, and qualified in its entirety by, reference to the full text of the Credit Agreement and the AR Agreement, which were attached as exhibits to the Company's Current Report on Form 8-K, filed with the SEC on June 6, 2022.

The Company has borrowed $1.2 million under the Spectrum Loan Facility as of June 30, 2022.  The Company includes the interest expense of the Spectrum Loan Facility ($1 thousand) as part of its interest expense on its unaudited interim condensed consolidated statements of operations, and the total amount of $1.2 million borrowed under the Spectrum Loan Facility is included as short-term debt on its unaudited interim condensed consolidated balance sheet as of June 30, 2022.

New Headquarters Capital Addition Financing

As disclosed in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2022, in conjunction with the Company's planned move into expanded office facilities in early 2023, which will become the Company's new headquarters, the Company entered into a financing arrangement related to furniture for the new office facilities in April 2022.  The total cost of the furniture financing was $1.1 million, which included tax, freight, interim storage, and installation labor.  The Company is responsible for paying interest-only payments to the financing company related to the furniture procurement order (interest on principal of $496 thousand) placed in April 2022 prior to the first scheduled principal financing payment in  August 2022.  Accordingly, the Company has made interest-only payments to the financing company related to the furniture procurement order through June 30, 2022 in the amount of $11 thousand.  The first scheduled principal financing payment due in August 2022 is $246 thousand.

Loans Payable – EIDL

In response to COVID-19, the Small Business Administration (“SBA”) created the COVID-19 Economic Injury Disaster Loan (EIDL) program in March 2020.  The program's purpose was to help small businesses meet financial obligations that could have been met had the COVID-19 pandemic not occurred.  Unlike the Paycheck Protection Program (“PPP”), a loan under EIDL is not forgivable in the future but provides favorable interest and payment terms to approved applicants.  The maximum EIDL available was equivalent to six months of a business’s working capital, up to $150,000.  Businesses can use EIDL proceeds for working capital and normal operating expenses.  On June 24, 2020, the Company received loan proceeds of $150,000 under the EIDL Program.  As part of the EIDL program, the Company agreed to the SBA collateral conditions and agreed to pay annual interest of 3.75% per annum on the outstanding principal balance.  Monthly installment payments commence at the end of the anticipated deferral allowance period in December 2022 for up to a maximum of 30 years from the loan date (thus, December 24, 2050).  As of   June 30, 2022, the Company had $149,900 of principal outstanding on the EIDL loan and accrued interest of  $12 thousand.  Upon the closing of the additional loan facility in August 2022 (see Note 12), the Company repaid the entire outstanding principal and accrued interest of the EIDL.

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

Debt Maturity

Outstanding debt as of June 30, 2022 is expected to mature as follows:

2022	$1,195,755
2023	8,772
2024	8,772
2025	8,772
2026	8,772
Thereafter	109,695
$1,340,538

6. COMMON STOCK AND PREFERRED STOCK

Common Stock

Each share of common stock entitles the holder to one vote on each matter submitted to a vote of the Company’s stockholders.  Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis.  No dividends have been declared through June 30, 2022.

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

7. SHARE-BASED COMPENSATION

In 2014, the Company adopted the Long‐Term Stock Incentive Plan (the “2014 Plan”), with 568,000 shares of common stock authorized for issuance under the 2014 Plan.  Subsequently, stockholders approved an increase in the number of shares available under the 2014 Plan to 1,260,000 shares.  Exercise prices range from $0.70 to $1.57 per share, depending on the date of the award.  No further awards may be made under the 2014 Plan.

In 2021, the Board adopted the Equity Incentive Plan (the “2021 Plan”), which authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units ("RSU"), performance awards, cash awards, and stock bonus awards.  The Company initially reserved 222,991 shares of common stock, plus any reserved shares not issued or subject to outstanding grants under the 2014 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan.  The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 each year until 2031 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding December 31, or a number as may be determined by our board of directors.

The general purpose of the 2014 Plan and the 2021 Plan is to allow the Company to attract and motivate key employees and directors to align their interests with those of the Company’s shareholders.

Stock Performance Awards

On  January 1, 2022, the compensation committee of the board of directors awarded 75,000 shares of the Company's common stock (valued at $2.00 per share) to the non-employee directors of the board of directors for services provided in 2021.  These common stock awards vested immediately.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Option Awards

The Company measures the fair value of each option award on the date of grant using the Black‐Scholes option-pricing model, which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk-free interest rate, and dividend yield. The fair value of each grant of options during the three months ended June 30, 2022 was determined using the methods and assumptions discussed below:

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and six months ended June 30, 2022 and 2021, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	6.25	5.00	6.25	6.25
Expected volatility	67%	45%	67%	67%
Risk-free rate	2.50%	0.30%	2.92%	0.11%
Dividend rate	—	—	—	—

The weighted average grant date fair value of stock option awards granted was$1.27 and $1.40 during the three months ended June 30, 2022, and 2021, respectively.

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period.  Unrecognized compensation costs related to non‐vested options at June 30, 2022, and 2021 amounted to$442,522 and $23,939, respectively, which are expected to be recognized over an average of three years.

Stock option activity by share is summarized as follows for the three and six months ended June 30, 2022:

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)
Shares underlying outstanding awards at December 31, 2021	3,180,882	$0.38	5.30
Granted	130,000	2.00
Exercised	(12,702)	0.41
Shares underlying outstanding awards at March 31, 2022	3,298,180	$0.44	5.47
Granted	248,500	$2.00
Exercised	-	-
Shares underlying outstanding awards at June 30, 2022	3,546,680	$0.55	5.49
Exercisable options at June 30, 2022	2,706,641	$0.34	4.60

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

On  April 4, 2022, the compensation committee of the board of directors granted stock options to new employees of the Company to purchase an aggregate of 248,500 shares of the Company's common stock at an exercise price of $2.00 per share.  These option awards vest equally over four years (25% per year) on the anniversary of the date the recipient started working for the Company.

No o ptions were exercised during the three months ended June 30, 2022.  The aggregate intrinsic value of outstanding options exercisable as of June 30, 2022, was   $4.5 million .   As of  June 30, 2022, stock-based compensation for unvested options granted of $0.5 million will be recognized over a remaining weighted-average requisite service period of 1.4 years .

Restricted Stock Unit Awards

In the three months ended June 30, 2022, the compensation committee of the board of directors granted 498,100 RSUs to various employees and non-employees.  The RSU awards made to non-employees (150,000) vest over one year.  The RSUs awarded to employees (348,100) vest over three equal annual installments from the date of the grant.  The RSUs awarded are subject to the recipient’s continued service through the applicable vesting date and the shares not vested are forfeited upon separation from or discontinuation of services to the Company.  The share-based compensation expense to be recognized for these RSUs over the remaining vesting period subsequent to  June 30, 2022 is approximately $0.7 million.

The employee stock option and RSU grants during the six months ended June 30, 2022 were issued from the  2021 Plan.  The fair value of each RSU granted to employees was estimated on the date of grant based on the weighted average price of the Company's stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate.  The Company will issue new shares of common stock to satisfy RSUs upon vesting.  The Company did not make any RSU grants in 2021.   The following table summarizes the RSU activity and weighted averages.

	2022
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2022	-
Granted	498,100	$2.00
Vested	-
Forfeited	-
Outstanding at June 30, 2022	498,100

The following table summarizes share-based awards granted under the terms of the 2021 Plan:

	Three Months Ended 6/30/2022		Three Months Ended 6/30/2021
	Granted	Weighted Average Grant Price	Granted	Weighted Average Grant Price
Stock options	248,500	$1.27	3,400	$1.40
RSUs	498,100	$2.00	-	$-

	Six Months Ended 6/30/2022		Six Months Ended 6/30/2021
	Granted	Weighted Average Grant Price	Granted	Weighted Average Grant Price
Stock options	378,500	$1.27	6,700	$0.97
RSUs	498,100	$2.00	-	$-
Common stock	75,000	$2.00	-	$-

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded stock-based compensation expense in the following expense categories in the unaudited interim condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021:

(in thousands)	2022	2021
Cost of revenues	$4.3	$-
Research and development	48.0	-
Sales and marketing	36.5	-
Administration	125.4	12.7
	$214.2	$12.7

No income tax benefits have been recognized in the unaudited interim condensed consolidated statements of operations for stock-based compensation arrangements, and no stock-based compensation costs have been capitalized as property and equipment through June 30, 2022.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of January 1, 2022 the Company adopted ASC Topic 842 and selected the transition alternative method with no comparative period adjustment.  The practical expedients elected were no reassessment of lease classification, no re-evaluation of embedded leases, no reassessment of initial direct costs, and short-term lease exemption.  On January 1, 2022 the Company recorded a finance lease asset and liability of $2.6 million and an operating right-of-use asset and liability of $.3 million.

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	June 30, 2022
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$247,408

Current portion of operating lease liabilities	Operating lease, current portion	118,826
Noncurrent portion of operating lease liabilities	Operating lease	130,151
Total operating lease liabilities		$248,977

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$3,371,531

Current portion of finance lease liabilities	Finance lease, current portion	713,158
Noncurrent portion of finance lease liabilities	Finance lease	2,675,998
Total finance lease liabilities		$3,389,156

Lease cost recognized in the unaudited interim condensed consolidated financial statements is summarized as follows:

	June 30, 2022	June 30, 2021(1)
Operating lease cost	$33,257	$31,836

Finance lease cost:
Amortization of lease assets	348,141	34,548
Interest on lease liabilities	106,279	8,647
Total finance lease costs	$454,420	$43,195

(1) Represent amounts under ASC 840.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other supplemental information related to leases is summarized as follows:

June 30, 2022
Weighted average remaining lease term (in years):
Operating leases	2.00
Finance leases	4.40

Weighted average discount rate:
Operating leases	7.00%
Finance leases	6.92%

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2022:
Operating cash flows from operating leases	$32,473
Operating cash flows from finance leases	$106,279
Financing cash flows from finance leases	$302,112

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of June 30, 2022:

	Payments Due by Period
	2022(1)	2023	2024	2025	2026	Thereafter	Total
Finance leases	$464,068	$902,895	$878,591	$860,153	$794,056	$38,303	$3,938,066
Less interest	111,844	185,314	135,764	84,085	31,462	441	548,910
Finance lease liabilities	$352,224	$717,581	$742,827	$776,068	$762,594	$37,862	$3,389,156

Operating leases	$66,245	$133,814	$67,570	$-	$-	$-	$267,629
Less present value adjustment	7,869	9,425	1,358	-	-	-	18,652
Operating lease liabilities	$58,376	$124,389	$66,212	$-	$-	$-	$248,977

(1) Amounts are for the remaining six months ending December 31, 2022.

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

In July 2021, the Company entered into a lease agreement for additional office facilities in Greensboro, North Carolina, with an expiration date ten (10) years from the date the Company commences occupancy, which it estimates will be in early 2023.  Under the lease agreement, the Company is responsible for certain insurance and maintenance expenses, which are not part of the minimum lease payments.  In addition, the lease agreement contains scheduled rent increases.  Upon taking control of the building, the related rent expense for the lease will be calculated on a straight-line basis according to the lease's rental terms.  The Company will not remit any scheduled lease payments until it occupies the building.  The Company anticipates approximately $4.0 million of new headquarter building asset additions, and an annual lease expense of approximately $1.1 million upon occupancy.  As a result of delays the landlord has experienced in being able to complete the new headquarter building asset additions, the Company is in ongoing discussions with the new building landlord over the timing of the payments for the new building asset additions.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal

In the ordinary course of business, the Company may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s unaudited interim condensed consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at June 30, 2022, or December 31, 2021.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements.  As a result, no liability for these agreements has been recorded at June 30, 2022, or December 31, 2021.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. INCOME TAXES

The Company did not have any income tax expense for the three months ended June 30, 2022 or 2021.

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items recorded in the interim period.  The provision for income taxes for the three and six months ended June 30, 2022 and 2021 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to a valuation allowance.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets.  Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability.  Accordingly, a valuation allowance has been recorded against the Company’s net deferred tax assets as of June 30, 2022, and December 31, 2021.

Potential 382 Limitation

As disclosed in our Annual Report on Form 10-K for the year ended, December 31, 2021, the Company’s ability to utilize its net operating loss ("NOL") and research and development ("R&D") credit carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code (the "Code"), as well as similar State provisions.  These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of a company's outstanding stock by certain stockholders or public groups.

If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required.  Any such limitation may result in the expiration of a portion of the NOL or R&D credit carryforwards before utilization.  Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the Company's deferred tax valuation allowance.  Due to the existence of a full deferred tax valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations of the Company.

The Company has not completed a study to assess whether one or more ownership changes have occurred since the Company became a loss corporation under the definition of Section 382; however, the Company anticipates completing such a study in the third quarter of 2022.  Any carryforward limitations may result in the expiration of a portion of the NOL or R&D credit carryforwards before utilization.  Until the Section 382 study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC-740.  Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the Company's deferred tax valuation allowance.  Due to the existence of the Company's full deferred tax valuation allowance, it is not expected that any possible limitation will have an impact on the financial position or the results of operations of the Company

At December 31, 2021, the Company had federal NOL and R&D credit carryforwards of approximately $16,439,757 and $365,668, respectively, which are available to offset future taxable income pending the completion of the Section 382 study in the third quarter of 2022.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Related Party Transactions

We have not had any related party transactions, other than compensation arrangements in the quarter ended June 30, 2022.  Any related party transactions between January 1, 2019 and December 31, 2021 are further described below and in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

11. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code.  The Company’s contributions to the plan are at the discretion of executive management with board of directors advisement.  Under the 401(k) plan, the Company may contribute up to four percent (4%) of eligible employee salaries.  The Company made $83,627 and $35,766 of contributions to the plan in the three months ended June 30, 2022 and 2021 respectively.

12. Subsequent Events

Management has evaluated subsequent events occurring after June 30, 2022, through August 12, 2022, the date the unaudited interim condensed consolidated financial statements were issued.  The following subsequent events have occurred during the period.

Subordinated Debt Financing

On August 11, 2022, the Company established a new loan facility (the “Salem Loan Facility”) with Salem Investment Partners V, Limited Partnership (“Salem”) providing for an initial advance of $5.0 million, and additional advances over the next twelve (12) months of up to $3.0 million at Salem’s discretion.  The Salem Loan Facility has a five-year term, is secured by a second-priority lien on essentially all of the Company’s assets and provides for aggregate interest payments of 13.0% per annum, with 11.0% payable in cash and 2.0% paid-in-kind, with the principal and outstanding interest due in August 2027.  In addition to a 2.0% fee paid prior to closing, the Company issued Salem 150,000 shares of common stock as consideration for the loan facility.  The Company will issue up to an additional 150,000 shares in the event that Salem makes additional advances.  In the event the Company choses to prepay the outstanding principal balance of the Salem Loan Facility before August 2027, there is a maximum prepayment premium fee of 3.0% multiplied times the principal balance, if prepayment occurs before August 11, 2023.

Loans Payable – EIDL Payoff

As further discussed in Note 5, the Company had an outstanding EIDL loan as of June 30, 2022.  Upon closing of the Salem Loan Facility, the Company repaid the outstanding balance of $149,900 together with accrued interest of $12 thousand.

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

● unfavorable changes in interest rates, pricing of certain precious metals, utility rates, and shipping and freight costs;

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

The COVID-19 pandemic negatively impacted revenue for the year ended December 31, 2021, as we experienced lower revenues due to a significant number of customers experiencing supply chain challenges.  Consequently, we implemented cost reduction actions across our functional disciplines to assist us in navigating through what continues to be an uncertain environment.  We experienced increased sales during the first half of 2022, driven by rebounding volumes in markets recovering from supply chain difficulties that impacted the timing of our customers' orders of our products; however, we anticipate that further supply chain disruptions through the end of 2022 will negatively impact customer order patterns, resulting in reduced sales growth.

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

SECOND QUARTER FISCAL 2022 FINANCIAL HIGHLIGHTS

●  Revenue for the second quarter of fiscal 2022 increased 10.4% as compared to the second quarter of fiscal 2021, which was driven primarily by higher demand for our automotive product solutions, higher royalties of our 5G wireless infrastructure products, and higher demand for our catalog products for a wide variety of customer applications.

●   In conjunction with the increased revenues as highlighted above, direct product costs also increased resulting in gross profit for the second quarter of fiscal 2022 of 57.6% of revenues as compared to 60.7% for the second quarter of fiscal 2021.  Although the Company has continued to experience supply chain price increases, we have been able to mitigate the effect of these increases by increasing prices we charge our customers related to the raw materials and assembly/test cost increases we experienced.  Product contribution margins increased from 67.7% to 71.3%, in Q2 2021 to Q2 2022, mostly due to product mix as we experienced success on new power amplifiers being sold into the market.  The higher product contribution margins were marginally offset by higher overhead costs, on a comparative period basis, which increased due to headcount additions in our Quality group, as well as increased costs of production mask amortization.

●   Operating loss was $2.64 million for Q2 2022 as compared to $0.39 million for Q2 2021.  This operating loss increase was primarily due to higher operating expenses relative to sales (144.1% in Q2 2022 vs. 74.6% in Q2 2021).  Increased operating expenses were primarily attributable to increased investment in research and development (which grew 90%), sales and marketing, headcount additions, and additional costs associated with becoming a public company.  Selling, general, and administrative costs increased year over year by 137.0% from 2021 to 2022 on a year to date basis.

●   Net loss per share was $0.08 for the second quarter of fiscal 2022 and 2021, as compared to $0.14 and $0.06 for the six months ended June 30, 2022 and 2021, respectively.

●   Capital expenditures were $0.2 million for the second quarter of fiscal 2022 as compared to $0.1 million for the second quarter of fiscal 2021.

Key metrics

These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of Company results as reported under GAAP.  The Company compensates for such limitations by relying primarily on our GAAP results and using non-GAAP measures only as supplemental data.  In addition, because these non-GAAP measures are not measures of financial performance under GAAP and are susceptible to varying calculations, these measures, as defined by us, may differ from and may not be comparable to similarly titled measures used by other companies.

We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions, and assess working capital needs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Key Metrics
Number of products released	2	9	7	11
Number of total products	108	98	108	98
Number of products with lifetime revenue exceeding $100 thousand	47	33	47	33

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

Operating Expenses

Operating expenses consist primarily of research and development expenses, sales and marketing expenses, and employee compensation costs for operations, management, finance, accounting, information technology, compliance, and human resources personnel.  In addition, general and administrative expenses include non-personnel costs, such as facilities, non-income taxes, legal, accounting, and other professional fees, and other supporting corporate expenses not allocated to other departments.  We expect our general and administrative expenses will increase in absolute dollars as our business grows, but we expect general and administrative expenses to decrease as a percent of revenues in the coming years.

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

Non-income taxes include excise taxes, sales and use taxes, capital stock and franchise taxes, and property taxes.  Capital stock and franchise taxes are taxes that States charge the Company for the privilege of incorporating or doing business in a State.

Interest Expense

Interest expense consists primarily of the interest incurred on our debt obligations, our prior factoring arrangement expense, the non-cash interest expense associated with the amortization of common stock warrants, and lease expense related to our capital leases.

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

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$3,087,350	$2,797,420	$6,953,261	$5,578,442
Direct product costs	1,277,759	1,100,118	2,825,040	2,192,810
Gross profit	1,809,591	1,697,302	4,128,221	3,385,632
Operating expenses:
Research and development	2,016,934	1,060,532	3,818,940	2,123,638
Sales and marketing	1,169,435	649,071	2,255,278	1,225,721
General and administrative	1,263,730	377,641	2,503,380	682,955
Total operating expenses	4,450,099	2,087,244	8,577,598	4,032,314
Loss from operations	(2,640,508)	(389,942)	(4,449,377)	(646,682)
Other income (expenses):
Interest expense	(70,853)	(160,828)	(128,074)	(309,653)
Other income (expenses)	(30,251)	—	(30,251)	535,800
Total other income (expenses), net	(101,104)	(160,828)	(158,325)	226,147
Net loss	$(2,741,612)	$(550,770)	$(4,607,702)	$(420,535)

Comparison of the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues	$3,087,350	$2,797,420	289,930	10%

Revenues increased $0.3 million to $3.1 million for the three months ended June 30, 2022, as compared to $2.8 million for the three months ended June 30, 2021.  The increase in revenues was attributable to a variety of products in both our automotive and catalog product purchasing customer bases.  Sales to our large automotive supplier customers are being impacted by macro-economic conditions beyond our control.  As we indicated in our Quarterly Report on Form 10-Q for Q1 2022, we anticipate further supply chain disruptions through the end of 2022.  We further anticipate that we will likely see increased volatility in customer order patterns, resulting in reduced sales growth in some quarters and increased sales growth in others.

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue. Using this definition, Guerrilla RF had one major customer, RFPD, during the three months ended June 30, 2022, and June 30, 2021.  RFPD, a large product distributor serving numerous end-user customers, generated 80% of product shipment revenue for the three months ended June 30, 2022 and 2021

International shipments amounted to $0.6 million (approximately 21% of product revenue) and $0.4 million (approximately 16% of product revenue) for the three months ended June 30, 2022, and June 30, 2021, respectively.

Direct Product Costs and Gross Profit

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Direct product costs	$1,277,759	$1,100,118	177,641	16%
Gross profit	$1,809,591	$1,697,302	112,289	7%

Direct product costs remained relatively flat for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.  The lack of change in direct product cost compares to a slight increase in product sales of 7%.  This resulted in improved contribution margins of 3.6% reflecting improved direct margins from our product mix sales coming largely from our new power amplifier products, which enjoy higher margins relative to other products we offer.  Overhead costs relative to sales increased from 11.0% to 15.2%, from Q1 2021 to Q2 2022, due to increases in Operations and Quality support and staffing.  From 2021 to 2022 on a comparative period basis, royalties and non-recurring engineering revenue grew from $0.13 million to $0.23 million having an impact on our overall gross profit.

Research and Development Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Research and development	$2,016,934	$1,060,532	956,402	90%

Research and development expenses increased $1.0  million to $2.0 million for the three months ended June 30, 2022, compared to $1.1 million for the three months ended June 30, 2021.  The increase was attributable to $0.4 million of staffing additions in our engineering department, $0.6 million of research lab and equipment, and engineering support and prototype expenses.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Sales and marketing	$1,169,435	$649,071	520,364	80%

Sales and marketing expenses increased $0.5 million to $1.2 million for the three months ended June 30, 2022, compared to $0.6 million for the three months ended June 30, 2021.  The increase year over year was driven by increases of $0.4 million in staffing costs and $0.1 million in various sales and marketing expenses including sales commissions, information technology support, and customer support.

General and Administrative Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
General and administrative expenses	$1,263,730	$377,641	886,089	235%

General and administrative expenses increased $0.9 million to $1.3 million for the three months ended June 30, 2022, compared to $0.4 million for the three months ended June 30, 2021.  The increase was primarily related to an increase of $0.6 million in wages and benefits and $0.3 million of directors’ and officers’ insurance and professional fees.  The increase in wages, benefits, and professional fees was driven by headcount additions within our information technology and accounting departments, and expenses incurred to support our public company structure.

Other Income (Expenses)

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Interest expense	$(70,853)	$(160,828)	$89,975	(56)%
Other income	(30,251)	—	$(30,251)	-
Total other income (expenses), net	$(101,104)	$(160,828)	$59,724	(37)%

Interest expense decreased approximately $0.1 million to $0.07 million for the three months ended June 30, 2022, compared to $0.16 million for the three months ended June 30, 2021.  The decrease was attributable to decreased factoring fees.

Other income (expense) was zero in Q2 2021 compared to $(0.03) million for the three months ended June 30, 2022.  Other expense in Q2 2022 was attributable to closing costs on our ABL closed in the quarter.

Comparison of the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues	$6,953,261	$5,578,442	1,374,819	25%

Revenues increased $1.4 million to $7.0 million for the six months ended June 30, 2022, as compared to $5.6 million for the six months ended June 30, 2021.  The increase in revenues was driven by the growth of product sales to our automotive supplier customers and our catalog customers over a wide breadth of applications and customers.  Sales to our large automotive supplier customers grew approximately 27% from the prior year period.  Forty-two percent (42%) of the growth in revenues over the periods presented is attributable to new catalog products.   Our overall number of product offerings and the number of customers we ship to in volume continue to contribute to increased sales.  Our increased sales were driven by rebounding volumes in markets recovering from supply chain difficulties that have impacted the timing of our customers' orders of our products; however, we anticipate that further supply chain disruptions through the end of 2022 will negatively impact customer order patterns, resulting in reduced sales growth.

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue. Using this definition, Guerrilla RF had one major customer, RFPD, during the six months ended June 30, 2022, and June 30, 2021.  RFPD, a large product distributor serving numerous end-user customers, generated 83% and 80% of product shipment revenue for the six months ended June 30, 2022 and 2021 respectively.

Royalty revenues increased 54% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, as our customer with whom we have a royalty agreement experienced an increase in sales of wireless infrastructure products licensed under our proprietary designs.

International shipments amounted to $0.9 million (approximately 18% of product revenue) and $1.1 million (approximately 18% of product revenue) for the six months ended June 30, 2022, and June 30, 2021, respectively.

Direct Product Costs and Gross Profit

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Direct product costs	$2,825,040	$2,192,810	632,230	29%
Gross profit	$4,128,221	$3,385,632	742,589	22%

Direct product costs increased $0.6 million to $2.8 million for the six months ended June 30, 2022, compared to $2.2 million for the six months ended June 30, 2021.  The 29% increase in direct product cost was primarily driven by a product sales volume increase of 23% (excluding royalty revenue).  Direct product costs relative to sales increased due to increases in Operations and Quality support and staffing.  Year over year, royalties grew in concert with product sales increasing 31% from the year ago period, thus having no impact on overall gross margin percentage year over year due to the shift in our overall revenue mix.  Royalty revenues were $0.5 million for the six months ended June 30, 2022, and $0.3 million for the six months ended June 30, 2021.

Research and Development Expenses

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Research and development	$3,818,940	$2,123,638	1,695,302	80%

Research and development expenses increased $1.7 million to $3.8 million for the six months ended June 30, 2022, compared to $2.1 million for the six months ended June 30, 2021.  The increase was attributable to $0.7 million of staffing additions in our engineering department, and $0.3 million was attributable to research lab and equipment, and $0.7 million attributable to engineering tools and support as well as prototype expenses.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Sales and marketing	$2,255,278	$1,225,721	1,029,557	84%

Sales and marketing expenses increased $1.0 million to $2.3 million for the six months ended June 30, 2022, compared to $1.2 million for the six months ended June 30, 2021.  The increase year over year was driven by increases of $0.9 million in staffing costs and $0.3 million in various sales and marketing expenses including sales commissions, information technology support, and customer support.

General and Administrative Expenses

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
General and administrative expenses	$2,503,380	$682,955	1,820,425	267%

General and administrative expenses increased $1.8 million to $2.5 million for the six months ended June 30, 2022, compared to $0.7 million for the six months ended June 30, 2021.  The increase was primarily related to increases in wages and benefits ($1.3 million) and $0.5 million of directors and officers insurance and professional fees.  The increase in wages, benefits, and professional fees was driven by headcount additions within our information technology and accounting departments, and expenses incurred to support our public company structure.

Other Income (Expenses)

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Interest expense	$(128,074)	$(309,653)	$181,579	(59)%
Other income (loss)	$(30,251)	$535,800	$(566,051)	(106)%
Total other income (expenses), net	$(158,325)	$226,147	$(384,472)	(170)%

Interest expense decreased approximately $0.2 million to $0.1 million for the six months ended June 30, 2022, compared to $0.3 million for the six months ended June 30, 2021.  The decrease was attributable to decreased factoring fees.

Other income decreased $0.6 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.  The decrease was mostly due to PPP loan forgiveness in the six months ended June 30, 2021, of $0.5 million.

Liquidity and Capital Resources

Our primary source of liquidity is cash raised from private placements and debt financing.  As of June 30, 2022, we had cash of $1.7 million.  We also have a loan facility of up to a $3.0 million with a specialty lender (referred to as the Spectrum Loan Facility as described in Note 5 of our unaudited interim condensed consolidated financial statements).  As of June 30, 2022, we have drawn $1.2 million under the Spectrum Loan Facility.  As of June 30, 2022, the Company was actively pursuing an additional loan facility to support its current and future liquidity needs and that additional loan facility was successfully closed in August 2022 (see Note 12 about the Salem Loan Facility).  The Company believes that its cash, the Spectrum Loan Facility, and the Salem Loan Facility will provide sufficient resources to support operations into 2023.

As described in Note 1 of our unaudited interim condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at June 30, 2022 of $19.7 million.  We expect losses and negative cash flows to continue beyond 2022, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our Company grows.  As our fiscal 2022 progresses, and we continue to invest in the implementation of our long-term strategic plan, we anticipate that we will require additional funding.  We are actively pursuing such additional funding as part of our ongoing strategic planning.  There is no assurance that appropriate funding will be available on terms, which are acceptable to us, or at all.  This requirement for additional funding raises substantial doubt about our ability to continue as a going concern.

The Company’s current corporate headquarters are located in Greensboro, North Carolina, where it leases approximately 10,800 square feet of office space.  The Company recognized that substantial additional space will be required to execute its business strategy and facilitate projected growth.  As described in Note 8 of our unaudited interim condensed consolidated financial statements, in July 2021, the Company entered into a lease agreement for new headquarters, also located in Greensboro, that would provide in excess of 50,000 square feet of office space.  The new headquarters are being renovated in accordance with plans agreed upon with the landlord, and the Company will take possession of the building once all improvements and renovations are substantially complete.  Initially, the Company anticipated the renovations being completed and taking possession in September 2022; however, the landlord has experienced significant delays and as a result it is now expected that the new headquarters will not become available until March 2023, at the earliest.  This delay has caused the Company to delay hiring additional employees, negatively impacting its ability to timely execute on its business strategy and achieve planned growth, adversely affecting the Company’s future operations and financial performance until occupancy occurs.  The Company is in ongoing discussions with the new building landlord over the timing of the payments for the new building asset additions in light of the significant delays the landlord has experienced.  If there is a further delay in the renovations beyond March 2023, the impact on the Company and its future business will be exacerbated.  The Company will not make any scheduled lease payments until it occupies the building and will not recognize any associated lease payment expense until it remits scheduled lease payments.

Initial building asset addition financing related to the new headquarter facilities was completed in April 2022 and is further discussed in Note 5 to our unaudited interim condensed consolidated financial statements as of June 30, 2022.  The Company anticipates approximately $4.0 million of new headquarter building asset additions, and an annual lease expense of approximately $1.1 million upon occupancy.

The following table summarizes our sources and uses of cash for each of the periods presented:

Cash (used in) provided by:

	Six Months Ended June 30,
	2022	2021

Operating activities	$(4,197,437)	$(848,847)
Investing activities	(299,608)	(114,835)
Financing activities	887,790	979,136
Net increase (decrease) in cash	$(3,609,255)	$15,454

Operating Activities

Cash used in operating activities was $4.2 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.  Cash used in operating activities for the six months ended June 30, 2022 principally resulted from our net loss of $4.7 million.  For the six months ended June 30, 2022, non-cash items that were a part of the net operating loss included depreciation of $0.5 million, stock-based compensation of $0.2 million, and the amortization of prepaid insurance of $.4 million.  During the six months ended June 30, 2022, the use of prepaid prototype wafers used in R&D activities offset the impact of net operating losses with prepaid expenses decreasing by $0.1 million as a result.  In addition during the six months ended June 30, 2022, moderate increases in trade accounts receivable of $0.3 million and inventory of $0.4 million partially offset the non-cash impacts to the operating activities of the Company.

Cash used in operating activities for the six months ended June 30, 2021, primarily resulted from our net loss of $0.4 million.  A key non-cash component of the net loss was the forgiveness of a PPP loan of $0.5 million in that same period.  During the six months ended June 30, 2021, moderate increases in prepaid expenses of $0.1 million and inventory of $0.1 million, which decreased cash from operations, were offset by a small decrease in accounts receivable of $0.1 million.

Investing Activities

Cash used in investing activities was $0.3 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.  Cash used in investing activities resulted from capital expenditures on property and equipment for all periods presented.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2022 of $0.9 million was primarily attributable to our Spectrum Loan Facility and principal payments on capital leases.

Cash provided by financing activities during the six months ended June 30, 2021, of $1.0 million principally resulted from the issuance of notes payable and factoring proceeds totaling $1.0 million, and proceeds from a second PPP loan of $0.8 million.  These were partially offset by principal payments of notes payable and our factoring arrangement of $0.8 million.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of June 30, 2022; however, the following table does not include any contractual obligations or commitments that will develop as we continue the preparation, planning, and asset financing negotiations associated with the planned move of our business headquarters in 2023.  We anticipate approximately $4.0 million of new headquarter building asset additions, and an annual lease expense of approximately $1.1 million commencing upon occupancy.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$382,199	$382,199	$—	$—	$—
Short-term debt obligations (excluding interest)	5,117	5,117	—	—	—
Long-term debt obligations (excluding interest)	144,783	—	17,544	17,544	109,695
Loan agreements	1,190,638	1,190,638	—	—	—
Operating lease obligations	248,977	118,826	130,151	—	—
Finance lease obligations	3,389,156	713,158	1,875,542	800,456	—
Total	$5,360,870	$2,409,938	$2,023,237	$818,000	$109,695

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

ITEM 4. CONTROLS AND PROCEDURES.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Form 10-Q.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, as a result of our material weaknesses on internal controls over financial reporting disclosed within our Annual Report on Form 10-K for the year ended December 31, 2021, management concluded that our disclosure controls and procedures were not effective as of June 30, 2022.  While the existence of the material weaknesses did not result in a material misstatement to the financial statements, it presented a reasonable possibility that a material misstatement in the financial statements could have occurred.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there have been changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These changes are a result of our above-noted actions taken to remedy the material weaknesses on internal controls over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We have incurred significant losses in the past and recorded a net loss of $2.8 million for the year ended December 31, 2021, $2.0 million for the year ended December 31, 2020, and $4.7 million for the six months ended June 30, 2022.  As of June 30, 2022, we had an accumulated deficit of $19.7 million.  If we cannot make consistent progress toward future profitability, our business and stock price may be adversely affected.

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

Our cash balance stood at $1.7 millionon June 30, 2022.  In addition, we have further cash availability under the Spectrum Loan Facility, which provides a maximum line of credit of up to $3.0 million, depending on the amount of eligible accounts receivable and inventory.  However, as we currently do not generate positive cash flow from operations, we cannot guarantee that we will have sufficient cash available to fund our operations and service our obligations when due.  We expect losses and negative cash flows to continue, primarily due to continued research, development, and marketing efforts as well as increased administration expenses as our Company grows.  As of June 30, 2022 we were actively pursuing an additional loan facility and we successfully closed that loan facility in August 2022 (see Note 12 about the Salem Loan Facility).  We anticipate that we will require further funding later this year and we are actively evaluating alternative funding sources as part of our ongoing strategic planning.  There can be no assurance that we will be able to secure additional funding on favorable terms, or at all.  Our failure to secure additional funding on favorable terms, or at all, may cause us to reduce or delay planned investments and capital expenditures, harm our business, financial condition and results of operations, and affect our ability to continue as a going concern.

Our business could be affected by new sanctions and export controls targeting Russia and other responses to Russia’s invasion of Ukraine.

The Russia-Ukraine conflict may adversely affect Guerrilla RF’s business.  Currently, we do not have any supply chain partners located in Russia or Ukraine.  Nor do we have any pending product sales or product shipments to Russian customers or, to our knowledge, any entities listed on the U.S. Department of the Treasury Office of Foreign Assets Control Sectoral Sanctions Identifications List dated August 8, 2022.  However, the related sanctions and other measures imposed by the European Union, the U.S., and other countries and organizations in response have led, and may continue to lead, to disruption and instability in global markets, supply chains, and industries that could negatively impact our businesses, financial condition, and results of operations.  We have taken steps to ensure our export control processes and controls observe enacted and evolving export sanctions imposed upon Russia, Belarus, and all restricted entities that have been identified by the United States government.  Nevertheless, if we inadvertently make any product sales or shipments to Russian customers or any sanctioned entities, such non-compliance may have a material effect on our financial condition or operations.

Our business could be adversely affected by a further delay in the renovation of our new headquarter office facilities.

The Company’s current corporate headquarters are located in Greensboro, North Carolina, where it leases approximately 10,800 square feet of office space.  The Company recognized that substantial additional space will be required to execute its business strategy and facilitate projected growth.  Accordingly, in July 2021, the Company entered into a lease agreement for new headquarters, also located in Greensboro, that would provide in excess of 50,000 square feet of office space.  The new headquarters are being renovated in accordance with plans agreed upon with the landlord, and the Company will take possession of the building once all improvements and renovations are substantially complete.  Initially, the Company anticipated the renovations being completed and taking possession in September 2022; however, the landlord has experienced significant delays and as a result it is now expected that the new headquarters will not become available until March 2023, at the earliest.  This delay has caused the Company to delay hiring additional employees, negatively impacting its ability to timely execute on its business strategy and achieve planned growth, adversely affecting the Company’s future operations and financial performance.  The Company is in ongoing discussions with the new building landlord over the timing of the payments for the new building asset additions in light of the significant delays the landlord has experienced.  If there is a further delay in the renovations beyond March 2023, the impact on the Company and its business will be exacerbated.

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

Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization among Laffin Acquisition Corp., Guerrilla RF Acquisition Co. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	2.1	October 27, 2021
3.1	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.2	Amended and restated bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
4.1	Form of Lock Up Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.1	October 27, 2021
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
10.1	General Credit and Security Agreement, dated as of June 1, 2022, between Guerrilla RF, Inc. and SPECTRUM Commercial Services Company, L.L.C.	8-K	000-56238	10.1	June 6, 2022
10.2	Assignment of Accounts and Security Agreement, dated as of June 1, 2022, by and between Guerrilla RF, Inc. and SPECTRUM Commercial Services Company, L.L.C.	8-K	000-56238	10.2	June 6, 2022

31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of John Berg, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of John Berg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page from the Registrant’s from Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: August 12, 2022	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

GUERRILLA RF, INC.

Date: August 12, 2022	By:	/s/ John Berg
John Berg Chief Financial Officer (principal financial officer)