Form 10-Q
period 2022-09-30
Guerrilla RF, Inc.
filed 2022-11-10
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 10, 2022
Common Stock, $0.0001 par value	33,716,474

GUERRILLA RF, INC.

Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022

i

GLOSSARY OF TERMS AND ABBREVIATIONS

The following is a glossary of technical terms used in this Report:

64T64R, 32T32R, 16T16R, 8T8R systems — Describes the number of transmit and receive paths in a 5G system architecture.

5G — A technology standard to increase the speed or amount of data communicated in a cellular network relative to 3G or LTE networks.

AEC-Q100 — Automotive Electronic Council’s electronic stress qualification standard for integrated circuits.

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

Design win — Acknowledgment by an end-user customer that a product has been chosen or finalized for use in the customer’s system or application.

Die/Chip — An individual semiconductor device on the wafer.

Distribution-customer — A customer that purchases Guerrilla RF products for the purpose of selling to a third-party rather than for its own use.

DSA — Digital step attenuator.

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

GaN — Gallium nitride semiconductor process used in high-power amplifier applications.

GaAs HBT — Gallium arsenide heterojunction bipolar transistor. A semiconductor process allowing higher efficiency and improved linearity compared to GaAs MESFET processes.

GaAs pHEMT — Gallium Arsenide pseudomorphic high electron mobility transistor. A semiconductor process that allows larger bandgap differences, thus providing higher performance than a GaAs MESFET technology.

Gain blocks, switches, power detectors, drivers, mixers, digital step attenuators, high power amplifiers — Functional building blocks of RF components in a typical radio frequency system or architecture.

GHz — Frequency of operation (in Gigahertz) in an RF system.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Cash	$2,054,888	$5,313,985
Accounts receivable, net	913,859	1,667,006
Inventories, net	1,752,078	1,439,014
Prepaid expense	376,892	1,187,418
Total Current Assets	5,097,717	9,607,423

Operating lease right-of-use assets	218,340	-
Property, plant, and equipment, net	8,144,064	1,027,312
Total Assets	$13,460,121	$10,634,735

Liabilities and Stockholders' Equity
Short-term debt	$217,998	$5,117
Operating lease, current portion	121,584	-
Finance lease, current portion	1,103,105	118,420
Accounts payable and accrued expenses	2,561,611	1,186,443
Total Current Liabilities	4,004,298	1,309,980

Operating lease	98,460	-
Finance lease	3,332,488	264,347
Notes payable	4,541,892	144,783
Total Liabilities	11,977,138	1,719,110

Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	$-	$-
Common stock, $.0001 par value, 300,000,000 shares authorized, 33,384,894 and 33,222,192 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3,338	3,322
Additional paid-in-capital	24,801,627	23,958,705
Accumulated deficit	(23,321,982)	(15,046,402)
Total Stockholders' Equity	1,482,983	8,915,625
Total Liabilities and Stockholders' Equity	$13,460,121	$10,634,735

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product	$2,022,701	$2,025,338	$8,469,884	$7,274,723
Royalties	196,603	141,232	702,681	470,289
Total	2,219,304	2,166,570	9,172,565	7,745,012

Direct product costs	950,841	945,926	3,775,881	3,138,736

Gross Profit	1,268,463	1,220,644	5,396,684	4,606,276

Operating Expenses:
Research and development	2,097,276	1,060,691	5,916,216	3,184,329
Sales and marketing	1,192,286	657,311	3,447,564	1,883,032
General and administrative	1,325,383	678,853	3,828,763	1,361,808
Total Operating Expenses	4,614,945	2,396,855	13,192,543	6,429,169

Operating Loss	(3,346,482)	(1,176,211)	(7,795,859)	(1,822,893)

Interest expense	(303,368)	(160,130)	(431,442)	(469,783)
Other income (expenses)	(18,028)	833,300	(48,279)	1,369,100
Total other income (expenses), net	(321,396)	673,170	(479,721)	899,317
Net loss	$(3,667,878)	$(503,041)	$(8,275,580)	$(923,576)

Net loss per share	$(0.11)	$(0.07)	$(0.25)	$(0.14)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity
December 31, 2021	$-	$3,322	$23,958,705	$(15,046,402)	$8,915,625
Net loss	-	-	-	(1,866,090)	(1,866,090)
Stock options exercised	-	1	5,231	-	5,232
Share-based compensation	-	-	32,856	-	32,856
March 31, 2022 (unaudited)	$-	$3,323	$23,996,792	$(16,912,492)	$7,087,623
Net loss	-	-	-	(2,741,612)	(2,741,612)
Share-based compensation	-	-	181,302	-	181,302
June 30, 2022 (unaudited)	$-	$3,323	$24,178,094	$(19,654,104)	$4,527,313
Net loss	-	-	-	(3,667,878)	(3,667,878)
Equity financing	-	15	470,369	-	470,384
Share-based compensation	-	-	153,164	-	153,164
September 30, 2022 (unaudited)	$-	$3,338	$24,801,627	$(23,321,982)	$1,482,983

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
December 31, 2020	$4,852	$2,261	$9,076,840	$(12,209,247)	$(3,125,294)
Net income	-	-	-	130,235	130,235
Stock options exercised	-	4	12,663	-	12,667
Share-based compensation	-	-	6,352	-	6,352
March 31, 2021 (unaudited)	$4,852	$2,265	$9,095,855	$(12,079,012)	$(2,976,040)
Net loss	-	-	-	(550,770)	(550,770)
Stock options exercised	-	243	22,684	-	22,927
Share-based compensation	-	-	6,352	-	6,352
June 30, 2021 (unaudited)	$4,852	$2,508	$9,124,891	$(12,629,782)	$(3,497,531)
Net loss	-	-	-	(503,041)	(503,041)
Stock options exercised	-	1	1,401	-	1,402
Share-based compensation	-	-	2,528	-	2,528
September 30, 2021 (unaudited)	$4,852	$2,509	$9,128,820	$(13,132,823)	$(3,996,642)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(8,275,580)	$(923,576)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	900,637	262,868
Share-based compensation	367,322	15,232
Accretion of notes payables	16,910	-
Warrant amortization	-	18,625
PPP loan forgiveness	-	(1,369,100)

Changes in assets and liabilities:
Accounts receivable	753,147	376,206
Inventories	(313,064)	(289,690)
Prepaid expenses	810,526	(232,536)
Accounts payable and accrued expenses	(240,321)	109,913
Net cash used in operating activities	(5,980,423)	(2,032,058)

Cash flows from investing activities
Purchases of property, plant, and equipment	(1,590,027)	(294,282)
Net cash used in investing activities	(1,590,027)	(294,282)

Cash flows from financing activities
Proceeds from exercise of stock options	5,232	36,996
Proceeds from debt and factoring agreement	7,213,761	6,479,400
Proceeds from equity financing	470,384
Principal payment of notes payable and recourse factoring agreement	(2,640,686)	(4,971,046)
Principal payment on finance lease	(737,338)	(76,005)
Proceeds from PPP loan	-	833,300
Net cash provided by financing activities	4,311,353	2,302,645

Net decrease in cash	(3,259,097)	(23,695)

Cash, beginning of period	5,313,985	427,269
Cash, end of period	$2,054,888	$403,574

Noncash transactions:
Property and equipment financed through finance leases	$4,811,873	$114,519
Property and equipment additions included in accounts payable	$1,615,489	$48,500

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

Guerrilla RF designs high‐performance Monolithic Microwave Integrated Circuits (MMICs) for the wireless infrastructure market.  Guerrilla RF primarily focuses on researching and developing its existing and future products and building an infrastructure to handle a global distribution network; therefore, it has incurred significant start‐up losses.

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

The Company has incurred recurring losses, and negative cash flows from operations in nearly every fiscal period since its inception, including a net loss of $3.7 million for the three months ended September 30, 2022.  In addition, as of September 30, 2022, the Company had an accumulated deficit of $23.3 million.  The Company expects losses and negative cash flows to continue, primarily as a result of continued investment in research and development, capital additions supporting our planned business expansion and growth, and sales and marketing efforts.  The Company had a cash balance of $2.1 million at September 30, 2022.  In June 2022, the Company established a new loan facility with Spectrum Commercial Services Company, L.L.C. ("Spectrum") providing for advances of up to $3.0 million (the "Spectrum Loan Facility" further described in Note 5).  As of September 30, 2022, the outstanding balance under the Spectrum Loan Facility was $0.2 million.  In August 2022, the Company established a new loan facility with Salem Investment Partners V, Limited Partnership ("Salem") providing for advances of up to $8.0 million (the "Salem Loan Facility" further described in Note 5).  As of September 30, 2022, the undiscounted outstanding balance under the Salem Loan Facility was $5.0 million.

The Company is actively pursuing additional financing to support its current and future liquidity needs, including an equity capital raise of up to $10 million.  The Company believes that its cash and funding availability under its two loan facilities will provide sufficient resources to support operations through the middle of December 2022.  In the event the Company does not successfully close the equity capital raise on a timely basis the Company will request that Salem release some or all of the remaining $3.0 million provided for under the Salem Loan Facility.  There is no assurance that the pending equity capital raise will successfully close on a timely basis, or at all.  Nor is there any assurance that Salem will consent to the Company drawing down some or all of the $3.0 million additional loan facility.  If the Company is unsuccessful in securing sufficient additional funding before the middle of December 2022, it will be unable to fund ongoing operations and pay its obligations as they become due.  This requirement for additional funding raises substantial doubt about our ability to continue as a going concern.  The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q ("Form 10-Q"), and are presented in U.S. dollars.  Accordingly, they do not include all of the information and notes required by GAAP for annual consolidated financial statements.  Any reference in these Notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).  The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Guerrilla RF.  All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2021 ("2021 Form 10-K").  This report should be read in conjunction with our 2021 Form 10-K filed with the SEC on April 1, 2022.  In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2022 and its results of operations, cash flows, and changes in stockholders' equity (deficit) for the nine months ended September 30, 2022 and 2021.  The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for any future period or the full year.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.  The Company has elected not to opt out of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.  This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related disclosures.  Additionally, the business and economic uncertainty resulting from the COVID-19 pandemic and the Russia-Ukraine conflict has made such estimates and assumptions more difficult to calculate.  The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and reported amounts of revenue and expenses during the reporting period.  The Company’s significant estimates and judgments involve the identification of performance obligations in revenue recognition, the valuation of share-based compensation, and the valuation of share-based financing, including the underlying fair value of the common stock.  Accordingly, actual results could differ from those estimates.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at September 30, 2022 and 2021 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.

The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation.  To date, the Company has not experienced any losses on its cash deposits.

The Company’s accounts receivable are derived from revenue earned from customers located in and outside of the U.S.  Major customers are defined as those generating revenue in excess of 10% of the Company’s aggregate annual revenue.  The Company had one major distributor customer, Richardson RFPD, Inc. ("RFPD") accounting for 81% of product shipment revenue for the nine months ended September 30, 2022 and 2021.  Accounts receivable from RFPD represented 84% and 94% of accounts receivable at September 30, 2022 and 2021, respectively.

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

The Company had a factoring agreement that provided advance payments on up to 85% of invoices issued to RFPD, its largest distributor, with receivables less than 90 days outstanding secured by the remaining 15%.  As of September 30, 2022 and December 31, 2021, the Company had $0 of factored invoices.  The Company terminated this factoring agreement in conjunction with entering into the Spectrum Loan Facility discussed in Note 5.

On June 1, 2022,  the Company established a new loan facility with Spectrum.  The Spectrum Loan Facility provides for advance payments up to $3 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of September 30, 2022, $0.3 million of invoices were assigned as security to Spectrum.  At September 30, 2022, $0.3 million was due from Spectrum, which is included in accounts receivable on the unaudited interim condensed consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  The recoverability of assets held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less costs to sell.  The Company evaluated its long-lived assets for impairment in the three months ended September 30, 2022 and determined a small subset of its production mask sets were impaired and recorded an asset impairment expense.  See Note 4 for further information.

Deferred Offering Costs

The Company has not capitalized legal, professional, accounting, and other third-party fees directly associated with common equity financings as deferred offering costs as these acquisition costs are immaterial in relation to the financing and as a portion of our condensed consolidated balance sheet.  Transaction costs consisting of legal, accounting, financial advisory, and other professional fees incurred as part of the Merger mentioned in Note 1 were offset against the total proceeds from the Merger in the condensed consolidated financial statements for the year ended December 31, 2021.  At September 30, 2022, there were no deferred offering costs.

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

Share-Based Compensation

The Company measures and recognizes compensation expense for all stock options, shares of stock, and restricted stock units ("RSU") awarded to employees and nonemployees based on the estimated fair market value of the award on the grant date.  The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards.  The Company estimates the fair value of RSUs awarded based upon the known fair market value of the underlying shares on the grant date.  The Company recognizes compensation expense on a straight-line basis over the applicable vesting period.  In addition, the Company accounts for forfeitures of awards as they occur.

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

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses.  Advertising expenses for the nine months ended September 30, 2022, and 2021 were$36,302 and $15,107, respectively.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net Income (Loss) Per Share

Basic net loss per share of common stock is computed by dividing net loss by the basic shares, i.e., the weighted average number of shares of common stock outstanding during each period.  Diluted net income per share of common stock includes the effect of the potential exercise or conversion of securities, such as options and warrants, which results in the issuance of incremental common stock.  For periods prior to the Merger mentioned in Note 1, each of Guerrilla RF’s shares of capital stock issued and outstanding immediately prior to the closing of the Merger was retrospectively converted into approximately 2.95 shares of the Company's common stock.  In computing basic and diluted net loss and income per share, the weighted average number of shares is the same for both calculations because a net loss existed for the nine months ended September 30, 2022 and 2021.  There were 33,260,160 and 6,761,771 basic shares for the nine months ended September 30, 2022 and 2021, respectively, and 33,316,416 and 6,794,216 basic shares for the three months ended September 30, 2022, and 2021, respectively.  As such, all preferred stock, warrants, and options were excluded from the calculation of basic shares and net loss per share for the nine months ended September 30, 2022 and 2021.

The following potentially dilutive securities have been excluded from the computation of basic shares for the three and nine months ended September 30, 2022 and 2021, as they would be anti-dilutive:

	2022	2021
Convertible preferred stock	-	4,852,414
Convertible preferred stock warrants	-	116,732
Common stock warrants	331,580	-
Stock options	3,607,318	1,260,000
	3,938,898	6,229,146

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

Effective January 1, 2022, we adopted ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes.  The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences.  ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes.  The amendments in ASU 2019-12 became effective for us as of the beginning of our 2022 fiscal year.  We adopted ASU 2019-12 on a prospective basis and the adoption did not have a material impact upon our financial condition or results of operations.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.  This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services.  These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023.  The Company is currently assessing the impact of this guidance on our condensed consolidated financial statements.

The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on its unaudited interim condensed consolidated financial statements.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. INVENTORIES

Inventories are summarized as follows:

	September 30, 2022
	(unaudited)	December 31, 2021
Raw materials	$750,575	$629,090
Work-in-process	32,204	339,746
Finished goods	969,299	482,972
Inventory allowance	-	(12,794)
Inventory, net	$1,752,078	$1,439,014

4. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2022
	(unaudited)	December 31, 2021
Production assets	$1,851,998	$1,616,308
Computer equipment and software	754,509	647,852
Lab equipment	3,849,122	103,427
Office furniture and fixtures	1,042,674	51,354
Leasehold improvements	123,109	123,109
Construction work in progress	3,001,776	63,750
	10,623,188	2,605,800
Less accumulated depreciation	(2,479,124)	(1,578,488)
	$8,144,064	$1,027,312

The Company recorded depreciation and amortization expense of $0.9 million and $0.3 millionfor the nine months ended September 30, 2022, and 2021, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable.  The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10, Property, Plant, and Equipment.  ASC 360-10 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows.  If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

In the third quarter of fiscal 2022, the Company concluded the undiscounted future cash flows associated with certain of its long-lived assets, specifically mask sets used in the production of a small subset of Company products, indicated the carrying amount of those mask sets is not recoverable.  As a result, the Company reviewed the long-lived assets for impairment and recorded an $18 thousand impairment charge on the unaudited interim condensed consolidated statement of operations.  The impairment was measured under an income approach utilizing forecasted discounted cash flows to determine fair values of the impairment assets.  The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value Measurement.

At  September 30, 2022, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.  Refer to Note 1, “Summary of Significant Accounting Policies,” of the notes to our unaudited interim condensed consolidated financial statements for further information.

5. DEBT

Factoring Arrangement

The Company previously had an accounts receivable factoring arrangement with a financial institution (the “Factor”).  Under the terms of the agreement, the Company, from time to time, sold to the Factor certain of its accounts receivable balances on a recourse basis for credit approved accounts.  The Factor remitted 85% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees to be paid to the Company once the Factor collected the entire accounts receivable balance from the customer.  The factoring fee was 0.98 % of the invoice’s face value factored for the first 30 days required to collect the invoice and prorated on a per diem basis at 0.0327 % each day thereafter.  The minimum invoice fee for any factored invoices was $1.50.  The Company included the cost of factoring in interest expense.

As stated previously, the Company factored the accounts receivable on a recourse basis.  Therefore, if the Factor could not collect the factored accounts receivable, the Company had to refund the Advance Amount remitted to it for any uncollected accounts receivable.  Accordingly, the Company recorded the liability of having to refund the Advance Amount as short-term debt when the factoring arrangement was utilized.  The Company terminated the factoring arrangement as of June 1, 2022.  As of September 30, 2022, there were no advances or other liabilities outstanding under the factoring arrangement.

The cost of factoring was as follows for the periods indicated:

	Year-to-Date September 30, 2022	Year-to-Date September 30, 2021	Three Months Ended September 30, 2021
Factoring Fees	$-	$75,661	$24,050

Spectrum Loan Facility

As mentioned in Note 2, on June 1, 2022 (the “Spectrum Effective Date”), the Company entered into the Spectrum Loan Facility with Spectrum.

Pursuant to the terms of the General Credit and Security Agreement (the "Credit Agreement"), the Company may borrow monies to purchase eligible equipment in an amount equal to the lesser of (i) 75% of the cost of such eligible equipment and (ii) $500,000; provided that this maximum eligibility will automatically be reduced by 1/48th each month during the term of the facility. The Credit Agreement also allows for additional borrowing in an amount equal to the lesser of (i) 50% of the net amount of eligible inventory (as defined in the Credit Agreement), (ii) $350,000, and (iii) 50% of the purchased accounts receivable outstanding under the related Assignment of Accounts and Security Agreement (the “AR Agreement”).

Under the terms of the AR Agreement, Spectrum has agreed to advance funds equal to approximately 85% of eligible accounts receivable that are collected by Spectrum under a “lock box” arrangement.  The maximum amount that may be advanced under the AR Agreement is $3,000,000 less any amounts loaned under the Credit Agreement.

The scheduled term of the Spectrum Loan Facility is 24 months from the Spectrum Effective Date, unless earlier terminated as per the terms of the Spectrum Loan Facility.  The term of the facility will automatically renew unless either party provides at least 60 days’ notice prior to the scheduled expiration date.  In the event of an early termination of the AR Agreement by the Company or resulting from the Company’s default or other circumstances impacting the Company (including bankruptcy, reorganization, sale of assets, and cessation of business), the Company will be required to pay a prepayment fee.

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

The Spectrum Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.

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

The Company has borrowed $0.2 million under the Spectrum Loan Facility as of September 30, 2022.  The Company includes the interest expense of the Spectrum Loan Facility ($20 thousand)as part of its interest expense on its unaudited interim condensed consolidated statements of operations, and the total amount of $0.2 million borrowed under the Spectrum Loan Facility is included as short-term debt on the unaudited interim condensed consolidated balance sheet as of September 30, 2022.

Salem Loan Facility

On August 11, 2022 (the “ Salem Effective Date”), the Company entered into the Salem Loan Facility with Salem.  The Salem Loan Facility provides for a loan facility in the aggregate amount of up to $8.0 million.

The Salem Loan Facility provided for an initial advance of $5.0 million, and additional advances over the next twelve months from the Salem Effective Date of up to $3.0 million at Salem’s discretion.  The Salem Loan Facility has a five-year term, is secured by a second-priority lien on essentially all of the Company’s assets and provides for aggregate interest payments of 13.0% per annum, with 11.0% payable in cash and 2.0% paid-in-kind, with the principal and outstanding interest due in  August 2027.  In addition to a 2.0% fee paid prior to closing on the Salem Loan Facility, the Company issued Salem 150,000 shares of common stock as consideration for the Salem Loan Facility.  The Company will issue up to an additional 150,000 shares in the event that Salem advances the additional $3.0 million.

Should the Company repay the Salem loan during the first three years of the five-year term, it may be required to pay a prepayment premium equal to (i) 3.0% of the prepaid principal during year 1, (ii) 2.0% of the prepaid principal during year 2, and (iii) 1.0% of the prepaid principal during year 3.  The Salem Loan Facility contains customary affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, and fundamental changes in the nature of the Company’s business.  In addition, the Salem Loan Facility provides that the Company must maintain compliance with a maximum leverage ratio and a minimum liquidity covenant.

On August 11, 2022, in connection with the closing of the Salem Loan Facility, the Company paid off its obligations under its Economic Injury Disaster Loan ("EIDL") loan from the Small Business Administration (see further discussion of the EIDL loan below).

The foregoing description of the Salem Loan Facility does not purport to be complete and is qualified in its entirety by reference to the full text of the loan documents, copies of which are attached as Exhibits to the Company's Current Report on Form 8-K filed with the SEC on August 17, 2022.

The Company has borrowed $5.0 million under the Salem Loan Facility as of September 30, 2022.  As of September 30, 2022, the Company includes the interest expense of the Salem Loan Facility   ($92 thousand) as part of its interest expense on its unaudited interim condensed consolidated statements of operations, the total amount of $5.0 million borrowed as undiscounted long-term debt on its unaudited interim condensed consolidated balance sheet ($4.5 million discounted long-term debt), and the 150,000 shares of common stock issued ($0.5 million) within the unaudited interim condensed consolidated statement of stockholders' equity (deficit) .

New Headquarters Capital Addition Financing

As disclosed in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2022, in conjunction with the Company's planned move into expanded office facilities in early 2023, which will become the Company's new headquarters, the Company entered into a financing arrangement related to furniture for the new office facilities in April 2022.  The total cost of the furniture financed was $1.1 million, which included tax, freight, interim storage, and installation labor.  The Company was responsible for paying interest-only payments to the financing company related to the furniture procurement order (interest on principal of $496 thousand) placed in April 2022 prior to the first scheduled principal financing payment, which occurred in August 2022 ($246 thousand).  The Company made interest-only payments to the financing company related to the furniture procurement order through August 2022 in the amount of $17 thousand.  Subsequent to August 2022 through September 30, 2022, the Company has paid $24 thousand in principal and $4 thousand in interest.  The total scheduled principal and interest payments to be made after September 30, 2022 are $775 thousand.

As disclosed in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022, the Company entered into a lease agreement in July 2021 in conjunction with the Company's planned move into its new headquarters in early 2023 (as described in Note 8 to our unaudited interim condensed consolidated financial statements).  The new headquarters are being renovated in accordance with plans agreed upon with the landlord, and the Company will take possession of the building once all improvements and renovations (the "new building asset additions") are substantially complete.  Initially, the Company anticipated the new building asset additions being completed and taking possession in September 2022; however, the landlord, as the sole improvement and renovation contractor, has experienced significant construction delays and as a result it is now expected that the new headquarters will not become available until the first quarter of 2023.  In August 2022, the Company reached an agreement with the landlord over the timing of the payments for the new building asset additions in light of the significant construction delays (see the lease agreement and amendments as Exhibits 10.7, 10.8, 10.9, and 10.10 to this Quarterly Report on Form 10-Q).  The Company anticipates the total cost of the new building asset additions will be approximately $7.5 million, with the Company being responsible for the balance in excess of the landlord's $3.5 million allowance (the "excess construction costs") plus deferral fees and interest.

As part of the aforementioned  August 2022 lease amendment, the Company made the landlord an initial payment of $1.3 million towards the excess construction costs and related financing costs.  The August 2022 lease amendment included new financing terms for the excess construction costs, which include a deferral fee (2% per annum) and interest (18% per annum).  Thus, the Company will pay the landlord a 2% deferral fee to be applied to all current and future excess construction costs as invoiced by the landlord.  The Company will also pay 18% interest on all such current and future excess construction costs and deferral fees from the date the landlord invoices them until the Company remits payment.  The initial payment of $1.3 million towards the excess construction costs was applied first to accrued interest, then to the deferral fee, and then to excess construction costs.  The Company is not required to make any additional payments towards excess construction costs until after the Company has completed an additional capital raise, but no later than December 15, 2022 (and up to December 31, 2022 at the landlord's discretion).  At that time, the Company must pay the landlord in full all unpaid excess construction costs, deferral fees, and interest then due (the "Capital Raise Payment").  After the Capital Raise Payment, the Company will resume making monthly invoiced payments related to the excess construction costs, including deferral fees and interest.

Loans Payable – EIDL

In response to COVID-19, the Small Business Administration ("SBA") created the EIDL program in March 2020.  The program's purpose was to help small businesses meet financial obligations that could have been met had the COVID-19 pandemic not occurred.  Unlike the Paycheck Protection Program ("PPP"), an EIDL loan is not forgivable in the future but provides favorable interest and payment terms.  The maximum EIDL available was equivalent to six months of a business’s working capital, up to $150,000.  Businesses could use EIDL proceeds for working capital and normal operating expenses.  On June 24, 2020, the Company received loan proceeds of $150,000 under the EIDL program.  As part of the EIDL program, the Company agreed to the SBA collateral conditions and agreed to pay annual interest of 3.75% per annum on the outstanding principal balance.  Monthly installment payments were to commence at the end of the anticipated deferral allowance period in December 2022 for up to a maximum of 30 years from the loan date (thus, 2050).  As mentioned above, in conjunction with closing the Salem Loan Facility on August 11, 2022, the Company repaid the entire outstanding principal ($149,900) and accrued interest ($12 thousand) of the EIDL loan.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Maturity

Outstanding debt (as discounted) as of September 30, 2022 is expected to mature as follows:

2022	$217,998
2023	-
2024	-
2025	-
2026	-
Thereafter	4,541,892
$4,759,890

6. COMMON STOCK AND PREFERRED STOCK

Common Stock

Each share of common stock entitles the holder to one vote on each matter submitted to a vote of the Company’s stockholders.  Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis.  No dividends have been declared through September 30, 2022.

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

Stock Performance Awards

On  January 1, 2022, the compensation committee of the board of directors awarded 75,000 shares of the Company's common stock (valued at $2.00 per share) to the non-employee directors for services provided in 2021.  These common stock awards vested immediately.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Option Awards

The Company measures the fair value of each option award on the date of grant using the Black‐Scholes option-pricing model, which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk-free interest rate, and dividend yield. The fair value of each grant of options during the three months ended September 30, 2022 was determined using the methods and assumptions discussed below:

●

The expected term of employee options is determined using the “simplified” method, as prescribed in the SEC’s Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data.

●	The expected volatility is based on the historical volatility of the publicly traded common stock of a peer group of companies.

●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.

●	The expected dividend yield is zero because the Company has not historically paid and does not expect to pay a dividend on its common stock for the foreseeable future.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	6.25	6.25	6.25	6.25
Expected volatility	50%	67%	50%	67%
Risk-free rate	3.79%	0.11%	3.79%	0.11%
Dividend rate	—	—	—	—

The weighted average grant date fair value of stock option awards granted was$1.40 and $3.23 during the three months ended September 30, 2022, and 2021, respectively.

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period.  Unrecognized compensation costs related to non‐vested options at September 30, 2022, and 2021 amounted to$538,812 and $74,731, respectively, which are expected to be recognized over an average of three years.

Stock option activity by share is summarized as follows for the three and nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)
Shares underlying outstanding awards at December 31, 2021	3,180,882	$0.38	5.30
Granted	130,000	2.00
Exercised	(12,702)	0.41
Shares underlying outstanding awards at March 31, 2022	3,298,180	0.44	5.47
Granted	248,500	2.00
Exercised	-	-
Shares underlying outstanding awards at June 30, 2022	3,546,680	0.55	5.49
Granted	93,500	2.66
Exercised	-	-
Forfeited	(32,862)	-
Shares underlying outstanding awards at September 30, 2022	3,607,318	$0.53	5.09
Exercisable options at September 30, 2022	2,806,565	$0.35	4.46

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

In April 2022, the compensation committee of the board of directors granted stock options to new employees of the Company to purchase an aggregate of 248,500 shares of the Company's common stock at an exercise price of $2.00 per share.  These option awards vest equally over four years (25% per year) on the anniversary of the date the recipient started working for the Company.

In September 2022, the compensation committee of the board of directors granted stock options to new employees of the Company to purchase an aggregate of 93,500 shares of the Company's common stock at multiple exercise prices between $2.00 and $4.15 per share.  These option awards vest equally over four years (25% per year) on the anniversary of the date the recipient started working for the Company.

No options were exercised during the three months ended September 30, 2022.  The aggregate intrinsic value of outstanding options exercisable as of September 30, 2022, was $3.7 million.  As of September 30, 2022, stock-based compensation for unvested options granted of $0.5 million will be recognized over a remaining weighted-average requisite service period of 2.3 years.

Restricted Stock Unit ("RSU") Awards

In the nine months ended September 30, 2022, the compensation committee of the board of directors granted 493,800 RSUs (net of cancellations/forfeitures) to various employees and non-employees.  The RSU awards made to non-employees (150,000, net of cancellations/forfeitures) vest 100% on the earliest of (i) June 2, 2023, subject to the recipient's continued service to the Company, (ii) the recipient's death, or (iii) the recipient's disability. The RSUs awarded to employees (343,800, net of cancellations/forfeitures) vest over three equal annual installments from the date of the grant.  The RSUs awarded are subject to the recipient’s continued service through the applicable vesting date and the shares not vested are forfeited upon separation from or discontinuation of services to the Company.  The share-based compensation expense to be recognized for these RSUs over the remaining vesting period subsequent to September 30, 2022 is approximately $0.7 million.

The employee stock option and RSU grants during the nine months ended September 30, 2022 were issued from the 2021 Plan.  The fair value of each RSU was estimated on the date of grant based on the weighted average price of the Company's stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate.  The Company will issue new shares of common stock to satisfy RSUs upon vesting.  The Company did not make any RSU grants in 2021.  The following table summarizes the RSU activity and weighted averages.

The following table summarizes share-based awards granted under the terms of the 2021 Plan:

	2022
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	-	$-
Granted	175,000	2.00
Vested	-	-
Forfeited	-	-
Outstanding at March 31, 2022	175,000	2.00
Granted	323,100	2.00
Vested	-	-
Forfeited	-	-
Outstanding at June 30, 2022	498,100	2.00
Granted	25,000	2.14
Vested	-	-
Cancelled/Forfeited	29,300	2.00
Outstanding at September 30, 2022	493,800	$2.01

	Three Months Ended 9/30/2022		Three Months Ended 9/30/2021
	Granted	Weighted Average Grant Price	Granted	Weighted Average Grant Price
Stock options	93,500	$1.40	21,300	$3.23
Forfeited stock options	(32,862)	$1.13	-	-
RSUs	25,000	$2.14	-	-
Cancelled/Forfeited RSUs	(29,300)	$2.00	-	-

	Nine Months Ended 9/30/2022		Nine Months Ended 9/30/2021
	Granted	Weighted Average Grant Price	Granted	Weighted Average Grant Price
Stock options	472,000	$1.30	28,000	$2.86
Forfeited stock options	(32,862)	$1.13	-	-
RSUs	523,100	$2.01	-	-
Cancelled/Forfeited RSUs	(29,300)	$2.00	-	-
Common stock	75,000	$2.00	-	-

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded stock-based compensation expense in the following expense categories in the unaudited interim condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021:

(in thousands)	2022	2021
Cost of revenues	$8.6	$-
Research and development	98.6	-
Sales and marketing	60.1	-
Administration	200.0	15.2
	$367.3	$15.2

No income tax benefits have been recognized in the unaudited interim condensed consolidated statements of operations for stock-based compensation arrangements, and no stock-based compensation costs have been capitalized as property and equipment through September 30, 2022.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of January 1, 2022 the Company adopted ASC Topic 842 and selected the transition alternative method with no comparative period adjustment.  The practical expedients elected were no reassessment of lease classification, no re-evaluation of embedded leases, no reassessment of initial direct costs, and short-term lease exemption.  On January 1, 2022 the Company recorded a finance lease asset and liability of $2.6 million and an operating right-of-use asset and liability of $0.3 million.

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	September 30, 2022
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$218,340

Current portion of operating lease liabilities	Operating lease, current portion	121,584
Noncurrent portion of operating lease liabilities	Operating lease	98,460
Total operating lease liabilities		$220,044

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$4,600,405

Current portion of finance lease liabilities	Finance lease, current portion	1,103,105
Noncurrent portion of finance lease liabilities	Finance lease	3,332,488
Total finance lease liabilities		$4,435,593

Lease cost recognized in the unaudited interim condensed consolidated financial statements is summarized as follows:

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021(1)
Operating lease cost	$99,772	$98,068

Finance lease cost:
Amortization of lease assets	615,102	56,069
Interest on lease liabilities	163,107	13,613
Total finance lease costs	$778,209	$69,682

(1) Represent amounts under ASC 840.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other supplemental information related to leases is summarized as follows:

September 30, 2022
Weighted average remaining lease term (in years):
Operating leases	1.75
Finance leases	4.26

Weighted average discount rate:
Operating leases	7.00%
Finance leases	6.98%

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2022:
Operating cash flows from operating leases	$98,068
Operating cash flows from finance leases	$163,107
Financing cash flows from finance leases	$737,338

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of September 30, 2022:

	Payments Due by Period
	2022(1)	2023	2024	2025	2026	Thereafter	Total
Finance leases	$343,287	$1,356,013	$1,331,709	$1,009,002	$915,244	$116,772	$5,072,027
Less interest	72,844	246,705	172,034	101,337	41,052	2462	636,434
Finance lease liabilities	$270,443	$1,109,308	$1,159,675	$907,665	$874,192	$114,310	$4,435,593

Operating leases	$33,122	$133,814	$67,570	$-	$-	$-	$234,506
Less present value adjustment	3,679	9,425	1,358	-	-	-	14,462
Operating lease liabilities	$29,443	$124,389	$66,212	$-	$-	$-	$220,044

(1) Amounts are for the remaining three months ending December 31, 2022.

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

In July 2021, the Company entered into a lease agreement for additional office facilities in Greensboro, North Carolina, with an expiration date ten (10) years from the date the Company commences occupancy, which it estimates will be in the first quarter of 2023.  Under the lease agreement, the Company is responsible for certain insurance and maintenance expenses, which are not part of the minimum lease payments.  In addition, the lease agreement contains scheduled rent increases.  Upon taking control of the building, the related rent expense for the lease will be calculated on a straight-line basis according to the lease's rental terms.  The Company will not remit any scheduled lease payments until it occupies the building.  The Company anticipates approximately $4.0 million of excess construction costs for which it will be responsible (as discussed in Note 5), and an annual lease expense of approximately $1.1 million upon occupancy.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal

In the ordinary course of business, the Company may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s unaudited interim condensed consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at September 30, 2022, or December 31, 2021.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements.  As a result, no liability for these agreements has been recorded at September 30, 2022, or December 31, 2021.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. INCOME TAXES

The Company did not have any income tax expense for the three months ended September 30, 2022 or 2021.

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items recorded in the interim period.  The provision for income taxes for the three and nine months ended September 30, 2022 and 2021 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to a valuation allowance.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets.  Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability.  Accordingly, a valuation allowance has been recorded against the Company’s net deferred tax assets as of September 30, 2022, and December 31, 2021.

On August 9, 2022, the U.S. government enacted the U.S. CHIPS and Science Act (“CHIPS Act”).  The CHIPS Act creates a 25% investment tax credit for certain investments in domestic semiconductor manufacturing.  The credit is provided for qualifying property, which is placed in service after December 31, 2022, and any impact to the Company would start in fiscal 2023.  On August 16, 2022, the U.S. government enacted the Inflation Reduction Act.  The Inflation Reduction Act introduces a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations.  Applicable corporations would be allowed to claim a credit for the minimum tax paid against regular tax in future years.  The Inflation Reduction Act also includes an excise tax that would impose a 1% surcharge on stock repurchases.  This excise tax is effective January 1, 2023.  The Company is currently evaluating the effect the CHIPS Act and the Inflation Reduction Act will have on its condensed consolidated financial statements.  At present, the Company does not expect that any of the provisions included in the two aforementioned pieces of legislation will result in a material impact to the Company’s deferred tax assets, liabilities, or income taxes payable.

Potential 382 Limitation

As disclosed in our Annual Report on Form 10-K for the year ended  December 31, 2021, the Company’s ability to utilize its net operating loss ("NOL") and research and development ("R&D") credit carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code (the "Code"), as well as similar State provisions.  These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of a company's outstanding stock by certain stockholders or public groups.

If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required.  The Section 382 limitation is a limitation on the amount of a new loss corporation’s post-change year taxable income that can be offset by the old loss corporation’s pre-change NOLs.  Any such limitation may result in the expiration of a portion of the Company's NOL or R&D credit carryforwards before utilization.  Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the Company's deferred tax valuation allowance.

In the third quarter of 2022, the Company's tax advisors completed a study to assess whether one or more ownership changes have occurred since the Company became a loss corporation under the definition of Section 382.  It was determined that the Company has not experienced any "ownership changes" since 2014.  If an "ownership change" occurs in the future, such change  may result in the expiration of a portion of the Company's NOL or R&D credit carryforwards before utilization.  As a result of the Section 382 study completed in the third quarter of 2022, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC-740.  The Company has a full deferred tax valuation allowance as of September 30, 2022.

At December 31, 2021, the Company had federal NOL and R&D credit carryforwards of approximately $16,439,757 and $365,668, respectively, which are available to offset future taxable income subject to any future "ownership change."

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Related Party Transactions

We have not had any related party transactions, other than compensation arrangements in the quarter ended September 30, 2022.  Any related party transactions between January 1, 2019 and December 31, 2021 are further described below and in our Annual Report on Form 10-K for the year ended December 31, 2021.

We describe below transactions since January 1, 2019, in which the amounts involved exceeded $120 thousand, and any of our directors, executive officers, or holders of more than 5% of Guerrilla RF’s pre-Merger capital stock, or an affiliate or immediate family member thereof, had or could have had a direct or indirect material interest.  The following descriptions are historical and have not been adjusted to give effect to the Merger.

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

11. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code.  The Company’s contributions to the plan are at the discretion of executive management with board of directors advisement.  Under the 401(k) plan, the Company may contribute up to four percent (4%) of eligible employee salaries.  The Company made $93,728 and $58,780 of contributions to the plan in the three months ended September 30, 2022 and 2021, respectively.

12. Subsequent Events

Management has evaluated subsequent events occurring after September 30, 2022, through  November 10,2022, the date the unaudited interim condensed consolidated financial statements were issued, and concluded no subsequent events have occurred during that period.

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

● we may not be able to raise sufficient equity capital to support our operating needs and fund our strategic plans;

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

COVID-19 Pandemic and Supply Chain Update

In light of the uncertain and continuously evolving situation relating to the spread of the COVID-19 pandemic and in compliance with government orders, we have taken measures intended to help minimize the risk of transmitting the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. While we have a distributed workforce and our employees are accustomed to working remotely or with other remote employees, our workforce is not fully remote.  Under normal conditions, our employees frequently travel to establish and maintain relationships with one another and with our customers, partners, and investors.

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

THIRD QUARTER FISCAL 2022 FINANCIAL HIGHLIGHTS

●  Revenue for the third quarter of fiscal 2022 increased 2.4% as compared to the third quarter of fiscal 2021, which was driven primarily by higher royalties for our 5G wireless infrastructure products, and higher demand for our 5G infrastructure and catalog products for a wide variety of customer applications.  Offsetting the increase in these product categories was a decline in our automotive product revenues driven by constrained automotive industry conditions.  As a result, product revenues were essentially flat for the comparable periods.

●   Gross profit for the third quarter of fiscal 2022 was 57.2% of revenues as compared to 56.3% for the third quarter of fiscal 2021.  Although the Company has continued to experience supply chain price increases, we have been able to mitigate the effect of these increases by increasing the prices we charge our customers related to the raw materials and assembly/test cost increases we experienced.  Product contribution margins increased from 71.4% to 77.7%, from Q3 2021 to Q3 2022, mostly due to these aforementioned price increases which outpaced corresponding cost increases. The higher product contribution margins were marginally offset by higher overhead costs, on a comparative period basis, which increased due to headcount additions in our Quality group, as well as increased costs of production mask amortization.

●   Operating loss was $3.3 million for Q3 2022 as compared to $1.2 million for Q3 2021.  This operating loss increase was primarily due to higher operating expenses relative to sales (208.0% in Q3 2022 vs. 110.6% in Q3 2021).  Increased operating expenses were primarily attributable to increased investment in research and development (which grew 98%), sales and marketing headcount additions, and additional costs associated with being a public company.  Selling, general, and administrative costs increased year over year by 80.5% from 2021 to 2022 on a year-to-date basis.

●   Net loss per share was $0.11 and $0.07 for the third quarter of fiscal 2022 and 2021, respectively; and $0.25 and $0.14 per share for the nine months ended September 30, 2022, and 2021, respectively.

●   Capital expenditures were $3.6 million for the third quarter of fiscal 2022 as compared to $0.2 million for the third quarter of fiscal 2021.  The majority of capital expenditures for the third quarter of 2022 are related to capital additions for the Company's new headquarters building, which is expected to be ready for occupancy in the first quarter of 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Key Metrics
Number of products released	8	—	15	11
Number of total products	116	98	116	98
Number of products with lifetime revenue exceeding $100 thousand	49	36	49	36

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

Direct Product Costs and Gross Profit

Direct Product Costs.  Our direct product costs primarily consist of salaries and related expenses, overhead, third-party services vendors, and depreciation expense related to the equipment and information technology costs incurred directly in the Company’s revenue-generating activities.

Gross Profit.  Our gross profit is calculated by subtracting our direct product costs from revenues. Gross margin is expressed as a percentage of total revenues. Our gross profit may fluctuate from period to period as revenues fluctuate due to the mix of products we sell to customers, royalty revenue volume, operational variations, and changes to our technology expenses and customer support.

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

Interest Expense

Interest expense consists primarily of the interest incurred on our debt obligations, our prior factoring arrangement expense, the non-cash interest expense associated with the amortization of common stock warrants, the non-cash interest expense associated with the amortization of common stock issued in conjunction with debt financing, and lease expense related to our capital leases.

Other Income (Expenses)

On April 30, 2020, Guerrilla RF received loan proceeds of $535,800 under the PPP established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) administered by the SBA.  PPP loans and accrued interest are forgivable after a “covered period” (24 weeks) as long as the borrower maintained its payroll levels and used the loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities.  As of December 31, 2020, Guerrilla RF had $535,800 of principal outstanding on its PPP loan together with accrued interest of $3,611, recorded as accounts payable and accrued expenses on our consolidated balance sheet.  On February 17, 2021, Guerrilla RF received notice from the SBA that the $535,800 PPP loan was forgiven, including all accrued interest.

On February 19, 2021, Guerrilla RF received a second PPP loan of $833,300 (the 2021 PPP Loan). Guerrilla RF used the 2021 PPP Loan to retain current employees, maintain payroll, and make lease and utility payments.  On August 18, 2021, Guerrilla RF received notice from the SBA that the 2021 PPP Loan, including accrued interest, had been forgiven.

Results of Operations

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$2,219,304	$2,166,570	$9,172,565	$7,745,012
Direct product costs	950,841	945,926	3,775,881	3,138,736
Gross profit	1,268,463	1,220,644	5,396,684	4,606,276
Operating expenses:
Research and development	2,097,276	1,060,691	5,916,216	3,184,329
Sales and marketing	1,192,286	657,311	3,447,564	1,883,032
General and administrative	1,325,383	678,853	3,828,763	1,361,808
Total operating expenses	4,614,945	2,396,855	13,192,543	6,429,169
Loss from operations	(3,346,482)	(1,176,211)	(7,795,859)	(1,822,893)
Other income (expenses):
Interest expense	(303,368)	(160,130)	(431,442)	(469,783)
Other income (expenses)	(18,028)	833,300	(48,279)	1,369,100
Total other income (expenses), net	(321,396)	673,170	(479,721)	899,317
Net loss	$(3,667,878)	$(503,041)	$(8,275,580)	$(923,576)

Comparison of the three months ended September 30, 2022 and 2021 (unaudited):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues	$2,219,304	$2,166,570	52,734	2%

Revenues increased $0.05 million to $2.22 million for the three months ended September 30, 2022, as compared to $2.17 million for the three months ended September 30, 2021.  The increase in revenues was attributable to $0.05 million increase in royalty income while product revenue remained flat. Within product revenues, sales to our large automotive supplier customers are being impacted by macroeconomic conditions beyond our control and as a result we noted a decline of $0.3 million in this market.  As we indicated in our Quarterly Report on Form 10-Q for Q1 2022, we anticipate further supply chain disruptions through the end of 2022.  Offsetting the decline in our automotive market revenues were small increases in our catalog business market ($0.2 million) and our wireless infrastructure market ($0.1 million).  We anticipate we will likely continue to see increased volatility in customer order patterns for the remainder of 2022 and into 2023, resulting in reduced sales growth in some quarters and increased sales growth in others.

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue. Using this definition, Guerrilla RF had one major customer, RFPD, during the three months ended September 30, 2022, and September 30, 2021.  RFPD, a large product distributor serving numerous end-user customers, generated 75% and 83% of product shipment revenue for the three months ended September 30, 2022 and 2021, respectively.

Royalty revenuesincreased 39% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, as our customer with whom we have a royalty agreement experienced an increase in sales of wireless infrastructure products licensed under our proprietary designs.

International shipments amounted to $0.5 million (approximately 25% of product revenue) and $0.3 million (approximately 14% of product revenue) for the three months ended September 30, 2022, and September 30, 2021, respectively.

Direct Product Costs and Gross Profit

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Direct product costs	$950,841	$945,926	4,915	1%
Gross profit	$1,268,463	$1,220,644	47,819	4%

Direct product costs remained relatively flat for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.  The lack of change in direct product cost compares to a change of less than 1% in product sales on a comparative period basis.  This sustained direct product cost mix resulted in improved contribution margins of 3.7% supplemented by a higher revenue mix of royalty revenues versus direct product sales revenue.  Overhead costs relative to sales increased from 15.0% to 20.6% from Q3 2021 to Q3 2022 due to increases in Operations and Quality staffing.  From 2021 to 2022 on a comparative period basis, royalties and non-recurring engineering revenue grew from $0.14 million to $0.20 million having an impact on our overall gross profit.

Research and Development Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Research and development	$2,097,276	$1,060,691	1,036,585	98%

Research and development expenses increased $1.0  million to $2.1 million for the three months ended September 30, 2022, compared to $1.1 million for the three months ended September 30, 2021.  The increase was attributable to $0.4 million of staffing additions in our engineering department, $0.6 million of research lab and equipment depreciation, and engineering support and prototype expenses.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Sales and marketing	$1,192,286	$657,311	534,975	81%

Sales and marketing expenses increased $0.5 million to $1.2 million for the three months ended September 30, 2022, compared to $0.7 million for the three months ended September 30, 2021.  The increase year over year was driven by increases of $0.4 million in staffing costs and $0.1 million in various sales and marketing expenses including sales commissions, information technology support, and customer support.

General and Administrative Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
General and administrative expenses	$1,325,383	$678,853	646,530	95%

General and administrative expenses increased $0.6 million to $1.3 million for the three months ended September 30, 2022, compared to $0.7 million for the three months ended September 30, 2021.  The increase was primarily related to an increase of $0.4 million in wages and benefits, $0.2 million of directors’ and officers’ insurance, and professional fees.  The increase in wages, benefits, and professional fees was driven by headcount additions within our information technology and accounting departments, and expenses incurred to support our public company structure.

Other Income (Expenses)

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Interest expense	$(303,368)	$(160,130)	$(143,238)	89%
Other income	(18,028)	833,300	$(851,328)	(102)%
Total other income (expenses), net	$(321,396)	$673,170	$(994,566)	(148)%

Interest expense increased approximately $0.1 million to $0.3 million for the three months ended September 30, 2022, compared to $0.2 million for the three months ended September 30, 2021.  The increase was attributable to financing costs.

Other income (expense) was $0.8 million in Q3 2021 compared to $(0.02) million for the three months ended September 30, 2022.  Other expense in Q3 2022 was attributable to an impairment loss on mask sets. Other income in Q3 2021 was a result of our PPP loan forgiveness.

Comparison of the nine months ended September 30, 2022 and 2021(unaudited):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues	$9,172,565	$7,745,012	1,427,553	18%

Revenues increased $1.4 million to $9.2 million for the nine months ended September 30, 2022, as compared to $7.7 million for the nine months ended September 30, 2021.  The increase in revenues was driven by increased product sales to our repeat customers and our catalog products over a wide breadth of applications and customers.  Sales to repeat customers grew approximately 24% from the prior year comparative period and catalog products grew 29%.  Increases in our overall number of product offerings and the number of customers we ship to contributed to increased sales.  Increased sales during this nine month period were driven by increased sales in the first half of 2022.  We noted a decrease in customer demand as we entered the third quarter of 2022.  We attribute much of this third quarter 2022 customer demand decline to market conditions within industries we supply as they evaluated and pulled back on their inventory positions.

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue. Using this definition, Guerrilla RF had one major customer, RFPD, during the nine months ended September 30, 2022, and September 30, 2021.  RFPD, a large product distributor serving numerous end-user customers, generated 81% product revenue for the nine months ended September 30, 2022 and 2021 .

Royalty revenuesincreased 49% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, as our customer with whom we have a royalty agreement experienced an increase in sales of wireless infrastructure products licensed under our proprietary designs.

International shipments amounted to $1.6 million (approximately 19% of product revenue) and $1.2 million (approximately 17% of product revenue) for the nine months ended September 30, 2022, and September 30, 2021, respectively.

Direct Product Costs and Gross Profit

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Direct product costs	$3,775,881	$3,138,736	637,145	20%
Gross profit	$5,396,684	$4,606,276	790,408	17%

Direct product costs increased $0.6 million to $3.8 million for the nine months ended September 30, 2022, compared to $3.1 million for the nine months ended September 30, 2021.  The 20% increase in direct product costs was primarily driven by a product sales volume increase of 16% (excluding royalty revenue).  Direct product costs relative to sales increased due to increases in Operations and Quality staffing.  Year over year, royalties grew 49%, thus having a positive impact on our gross margin percentage due to the shift in our overall revenue mix.  Royalty revenues were $0.7 million for the nine months ended September 30, 2022, and $0.5 million for the nine months ended September 30, 2021.

Research and Development Expenses

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Research and development	$5,916,216	$3,184,329	2,731,887	86%

Research and development expenses increased $2.7 million to $5.9 million for the nine months ended September 30, 2022, compared to $3.2 million for the nine months ended September 30, 2021.  The research and development expenses increase was attributable to $1.4 million of staffing additions in our engineering department, $0.2 million of research lab and equipment depreciation, and $1.1 million of engineering tools and support, as well as prototype expenses.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Sales and marketing	$3,447,564	$1,883,032	1,564,532	83%

Sales and marketing expenses increased $1.6 million to $3.5 millionfor the nine months ended September 30, 2022, compared to $1.9 million for the nine months ended September 30, 2021.  The increase year over year was driven by increases of $1.4 million in staffing costs, and $0.2 million in various sales and marketing expenses including sales commissions, information technology support, and customer support.

General and Administrative Expenses

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
General and administrative expenses	$3,828,763	$1,361,808	2,466,955	181%

General and administrative expenses increased $2.5 million to $3.8 million for the nine months ended September 30, 2022, compared to $1.4 million for the nine months ended September 30, 2021.  The increase was primarily related to increases in wages and benefits of $1.7 million, $0.5 million in directors' and officers' insurance, and $0.3 million in professional fees.  The increase in wages, benefits, and professional fees was driven by headcount additions within our information technology and accounting departments, and expenses incurred to support our public company structure.

Other Income (Expenses)

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Interest expense	$(431,442)	$(469,783)	$38,341	(8)%
Other income (loss)	$(48,279)	$1,369,100	$(1,417,379)	(104)%
Total other income (expenses), net	$(479,721)	$899,317	$(1,379,038)	(153)%

Interest expense was essentially flat at $0.4 million for the nine months ended September 30, 2022 and 2021.

Other income decreased by $1.4 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.  The decrease was primarily due to PPP loan forgiveness in the nine months ended September 30, 2021, of $1.4 million.

Liquidity and Capital Resources

Our primary source of liquidity is cash raised from private placements and debt financing.  As of September 30, 2022, we had cash of $2.1 million.  We also have two loan facilities, one of which is for up to $3.0 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our unaudited interim condensed consolidated financial statements), and the other of which is for up to $8.0 million with a different lender (referred to as the Salem Loan Facility, described in Note 5 to our unaudited interim condensed consolidated financial statements).  As of September 30, 2022, we have drawn down $0.2 million under the Spectrum Loan Facility and $5.0 million under the Salem Loan Facility.  The Company is actively pursuing an equity capital raise of up to $10 million to further support its current and future liquidity needs.  The Company believes that its cash, the available funding under the Spectrum Loan Facility and the Salem Loan Facility, and the net proceeds of a successful equity capital raise will provide sufficient resources to support operations through the middle of 2023.  The Company believes it has sufficient existing cash resources and availability under its two loan facilities to fund operations through the middle of December 2022.  In the event the Company does not successfully close the equity capital raise on a timely basis the Company will request that Salem release some or all of the remaining $3.0 million provided for under the Salem Loan Facility.  There is no assurance that the pending equity capital raise will successfully close on a timely basis, or at all.  Nor is there any assurance that Salem will consent to the Company drawing down some or all of the $3.0 million additional loan facility.  If the Company is unsuccessful in securing sufficient additional funding before the middle of December 2022, it will be unable to fund ongoing operations and pay its obligations as they become due.

As described in Note 1 to our unaudited interim condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at September 30, 2022 of $23.3 million.  We expect losses and negative cash flows to continue beyond 2022, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our Company grows.  As our fiscal 2022 concludes and we finalize our fiscal 2023 strategic planning, we plan to continue to invest in the implementation of our long-term strategic plan and we anticipate that we will require additional funding in fiscal 2023.  We will be actively pursuing such additional funding as part of our ongoing strategic planning.  There is no assurance that appropriate funding will be available on terms, which are acceptable to us, or at all.  This requirement for additional funding raises substantial doubt about our ability to continue as a going concern.

The Company’s current corporate headquarters are located in Greensboro, North Carolina, where it leases approximately 10,800 square feet of office space.  The Company recognized that substantial additional space will be required to execute its business strategy and facilitate projected growth.  As described in Note 8 to our unaudited interim condensed consolidated financial statements, in July 2021, the Company entered into a lease agreement for new headquarters, also located in Greensboro, that would provide in excess of 50,000 square feet of office space.  The new headquarters are being renovated in accordance with plans agreed upon with the landlord, and the Company will take possession of the building once all improvements and renovations are substantially complete.  Initially, the Company anticipated the renovations being completed and taking possession in September 2022; however, the landlord has experienced significant delays and as a result it is now expected that the new headquarters will not become available until the first quarter of 2023.  This delay has caused the Company to delay hiring additional employees, negatively impacting its ability to timely execute on its business strategy and achieve planned growth.

As described in Note 5 to our unaudited interim condensed consolidated financial statements, in August 2022 the Company reached an agreement with the new building landlord about the terms and timing of the payments for the excess construction costs in light of the significant delays the landlord has experienced.  As of September 30, 2022, the Company recorded $1.2 million of the initial $1.3 million excess construction costs payment to the landlord as construction-in-progress as part of its property, plant, and equipment on its unaudited interim condensed consolidated balance sheet, and the remaining $100 thousand as interest expense on its unaudited interim condensed consolidated statement of operations as it related to associated deferral fees and interest agreed to with the landlord.  The Company anticipates a total of approximately $4.0 million of excess construction costs for which it will be responsible (inclusive of the $1.2 million paid in the third quarter of 2022), excluding deferral fees and interest agreed to with the landlord.  The Company is not required to make any additional payments towards excess construction costs until after the Company has completed a capital raise, but no later than December 15, 2022 (and up to December 31, 2022, at the landlord's discretion).  At that time, the Company is required to pay the landlord in full all unpaid excess construction costs, deferral fees, and interest then due.  As of November 10, 2022, these unpaid excess construction costs, deferral fees, and interest amount to approximately $2.0 million.

Initial building asset addition financing related to furniture for the new headquarter facilities was completed in April 2022 and is further discussed in Note 5 to our unaudited interim condensed consolidated financial statements as of September 30, 2022.  The Company will not make any scheduled lease payments for the new headquarter building until it occupies the building, but it will likely begin recognizing associated lease expense in the fourth quarter of 2022.  The Company anticipates annual building lease payments of approximately $1.1 million upon occupancy.

The following table summarizes our sources and uses of cash for each of the periods presented:

Cash (used in) provided by:

	Nine Months Ended September 30,
	2022	2021

Operating activities	$(5,980,423)	$(2,032,058)
Investing activities	(1,590,027)	(294,282)
Financing activities	4,311,353	2,302,645
Net decrease in cash	$(3,259,097)	$(23,695)

Operating Activities

Cash used in operating activities was $6.0 million and $2.0 million for the nine months ended September 30, 2022, and 2021, respectively.  Cash used in operating activities for the nine months ended September 30, 2022 was principally due to our net loss of $8.3 million.  For the nine months ended September 30, 2022, non-cash items that were a part of the net operating loss included depreciation of $0.9 million and stock-based compensation of $0.4 million.  During the nine months ended September 30, 2022, the use of prepaid prototype wafers used in R&D activities partially offset the impact of our net operating loss with those prepaid expenses decreasing by $0.8 million as a result of this, and the amortization of the prepaid directors and officers insurance.  In addition, during the nine months ended September 30, 2022, decreases in trade accounts receivable of $0.8 million were partially offset by increases in inventory of $0.3 million and the non-cash impacts related to the operating activities of the Company.

Cash used in operating activities for the nine months ended September 30, 2021, primarily resulted from our net loss of $0.9 million.  A key non-cash component of the net loss was the forgiveness of the PPP loans of $1.4 million.  During the nine months ended September 30, 2021, there were moderate increases in prepaid expenses of $0.2 million and inventory of $0.3 million, which decreased cash from operations but were offset by a small decrease in accounts receivable of $0.4 million.

Investing Activities

Cash used in investing activities was $1.6 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.  Cash used in investing activities resulted from capital expenditures on property and equipment for all periods presented and as noted earlier the large increase in this activity was driven by the construction-in-progress related to the new headquarters facility we plan to occupy in the first quarter of 2023.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2022 of $4.3 million was primarily attributable to our Spectrum Loan Facility and the Salem Loan Facility, partially offset by principal payments on capital leases.

Cash provided by financing activities during the nine months ended September 30, 2021 of $2.3 million principally resulted from the issuance of notes payable and factoring proceeds totaling $6.5 million and the proceeds from a second PPP loan of $0.8 million.  These cash sources provided by financing activities were partially offset by cash uses related to principal payments of notes payables and the factoring agreement of $5.0 million.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of September 30, 2022; however, the following table does not include any contractual obligations or commitments that may develop as we continue the preparation, planning, and asset financing negotiations associated with the planned move of our business headquarters in 2023.  We anticipate a total of approximately $4.0 million of new headquarter building asset additions, excluding amounts to be paid related to deferral fees and interest, and annual lease payments of approximately $1.1 million commencing upon occupancy.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$105,986	$105,986	$—	$—	$—
Long-term debt obligations (excluding interest)	4,541,892	—	—	4,541,892	—
Loan agreements	217,998	217,998	—	—	—
Operating lease obligations	220,044	121,584	98,460	—	—
Finance lease obligations	4,435,593	1,103,105	2,343,986	988,502	—
Total	$9,521,513	$1,548,673	$2,442,446	$5,530,394	$—

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

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act.  Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we are no longer an emerging growth company, or affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act.  We have not elected to early adopt certain new accounting standards, as described in Note 2 to our unaudited interim condensed consolidated financial statements. As a result, our unaudited interim condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

ITEM 4. CONTROLS AND PROCEDURES.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Form 10-Q.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, as a result of our material weaknesses in internal controls over financial reporting disclosed within our Annual Report on Form 10-K for the year ended December 31, 2021, management concluded that our disclosure controls and procedures were not effective as of September 30, 2022.  While the existence of the material weaknesses did not result in a material misstatement to the financial statements, it presented a reasonable possibility that a material misstatement in the financial statements could have occurred.

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

• We have retained an accounting advisory services consulting firm to assist us with evaluating and documenting the accounting treatment of significant unusual transactions;

• We have enhanced our procedures to evaluate and document the accounting treatment of significant unusual transactions including the utilization of an accounting research tool to which we have subscribed;

• We have enhanced our segregation of duties through a review and revision of information technology access rights;

• We have enhanced and formalized our financial reporting scheduling and closing calendar; and

• We have enhanced our secondary review process during our financial reporting process.

While we believe the steps taken to date and those undergoing implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts and cannot conclude the material weaknesses have been remediated.  The elements of our remediation plans can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.  The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We will document policies and procedures for, and test the implementation and operating effectiveness of, the newly-designed controls in future periods.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there have been changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These changes are a result of our above-noted actions taken to remedy the material weaknesses in internal controls over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We have incurred significant losses in the past and recorded a net loss of $2.8 million for the year ended December 31, 2021, $2.0 million for the year ended December 31, 2020, and $8.3 million for the nine months ended September 30, 2022.  As of September 30, 2022, we had an accumulated deficit of $23.3 million.  If we cannot make consistent progress toward future profitability, our business and stock price may be adversely affected.

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

We may not have sufficient cash available to fund our operations and pay our obligations as they become due, and we may be unable to find additional sources of capital.

Our cash balance stood at $2.1 million on September 30, 2022.  In addition, we have further cash availability under the Spectrum Loan Facility, which provides a maximum line of credit of up to $3.0 million depending on the amount of our eligible accounts receivable and inventory, and the Salem Loan Facility, which provides for additional funding of up to $3.0 million at the lender's discretion.  However, as we currently do not generate positive cash flow from operations, we cannot guarantee that we will have sufficient cash available to fund our operations and service our obligations when due.  We expect losses and negative cash flows to continue, primarily due to continued research, development, and marketing efforts as well as increased administration expenses as our Company grows.  We are actively pursuing an equity capital raise of up to $10 million in order to support our current and future liquidity needs through the middle of 2023 and anticipate requiring additional funding in 2023.  We believe that we have sufficient cash resources and availability under our two loan facilities to fund operations through the middle of December 2022.  There can be no assurance that we will be able to complete the proposed equity raises in a timely manner, or at all.  If we do not secure additional financing in a timely manner, we will be unable to fund ongoing operations and pay our obligations as they become due, affecting our ability to continue as a going concern.

Our business could be affected by new sanctions and export controls targeting Russia and other responses to Russia’s invasion of Ukraine.

The Russia-Ukraine conflict may adversely affect Guerrilla RF’s business.  Currently, we do not have any supply chain partners located in Russia or Ukraine.  Nor do we have any pending product sales or product shipments to Russian customers or, to our knowledge, any entities listed on the U.S. Department of the Treasury Office of Foreign Assets Control Sectoral Sanctions Identifications List dated August 2, 2022.  However, the related sanctions and other measures imposed by the European Union, the U.S., and other countries and organizations in response have led, and may continue to lead, to disruption and instability in global markets, supply chains, and industries that could negatively impact our business, financial condition, and results of operations.  We have taken steps to ensure our export control processes and controls observe enacted and evolving export sanctions imposed upon Russia, Belarus, and all restricted entities that have been identified by the United States government.  Nevertheless, if we inadvertently make any product sales or shipments to Russian customers or any sanctioned entities, such non-compliance may have a material effect on our financial condition or operations.

Due to the unknown evolution of new sanctions and export controls targeting the People's Republic of China ("PRC") and its ability to purchase and manufacture certain semiconductor chips, our business could be adversely affected.

On October 7, 2022, the U.S. Department of Commerce’s Bureau of Industry and Security ("BIS") announced a series of regulations – issued as an interim final rule – amending the Export Administration Regulations to enhance export controls on a range of goods, software, and technology and restrict the PRC’s ability to purchase and manufacture advanced computing chips.  The regulations impose new controls on items relating to advanced computer and semiconductor manufacturing capabilities, broaden end-use restrictions, expand the scope of foreign-produced items subject to licensing requirements, and add to Entity List prohibitions.  We do not anticipate the new regulations will have a material effect on our financial condition or operations.  The production of our high-performance MMICs is not reliant on any manufacturing in the PRC, or, to our knowledge, on any companies that are owned by the PRC or Chinese investors.  Through the nine months ended September 30, 2022, we received less than five percent of all our sales from customers located within the PRC.  RF semiconductors such as what we design and produce are not currently covered under the new BIS restrictions.  We have taken steps to ensure our export control processes and controls observe enacted and evolving export sanctions imposed upon the PRC and all restricted entities that have been identified by the United States government.  Nevertheless, if we inadvertently make any product sales or shipments to any sanctioned entities, such non-compliance may have a material effect on our financial condition or operations.

Our ability to utilize our NOLs and other carryforwards may be limited.

Under the Internal Revenue Code of 1986, as amended (the Code), a corporation is generally allowed a deduction for net operating losses (NOLs) carried over from prior taxable years.  As of December 31, 2021, we had approximately $16.4 million of gross federal and State NOLs and $0.4 million of other carryforwards available to reduce future federal taxable income.  Our ability to use our NOLs and other carryforwards will depend on the amount of taxable income generated in future periods.  A corporation’s ability to deduct its federal NOL carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code if it undergoes an “ownership change” as defined in Section 382 (generally, where cumulative stock ownership changes among material stockholders exceed 50% during a rolling three-year period).  Accordingly, if the Company were to undergo an "ownership change", our ability to utilize our NOLs and other carryforwards would be limited and this may have a material effect on our condensed consolidated financial statements.

Our business could be adversely affected by a further delay in the renovation of our new headquarter office facilities.

The Company’s current corporate headquarters are located in Greensboro, North Carolina, where it leases approximately 10,800 square feet of office space.  The Company recognized that substantial additional space will be required to execute its business strategy and facilitate projected growth.  Accordingly, in July 2021, the Company entered into a lease agreement for new headquarters, also located in Greensboro, that would provide in excess of 50,000 square feet of office space.  The new headquarters are being renovated in accordance with plans agreed upon with the landlord, and the Company will take possession of the building once all improvements and renovations are substantially complete.  Initially, the Company anticipated the renovations being completed and taking possession in September 2022; however, the landlord has experienced significant delays and as a result it is now expected that the new headquarters will become available in the first quarter of 2023.  This delay has caused the Company to delay hiring additional employees, negatively impacting its ability to timely execute on its business strategy and achieve planned growth, adversely affecting the Company’s future operations and financial performance.  In August 2022, the Company reached agreement with the new building landlord over the timing of the payments for the new building asset additions in light of the significant delays the landlord has experienced.  If there is a further delay in the renovations beyond the first quarter of 2023, the impact on the Company and its business will be exacerbated.

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

Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization among Laffin Acquisition Corp., Guerrilla RF Acquisition Co. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	2.1	October 27, 2021
3.1	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.2	Amended and restated bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
4.1	Form of Lock Up Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.1	October 27, 2021
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
10.1	Loan Agreement, dated August 11, 2022, by and among Guerrilla RF, Inc. and Guerrilla RF Operating Corporation, as Borrowers, and Salem Investment Partners V, Limited Partnership as Lender and Collateral Agent*.	.8-K	000-56238	10.1	August 17, 2022
10.2	Security Agreement, dated August 11, 2022, by and among Guerrilla RF, Inc. and Guerrilla RF Operating Corporation, as Grantors, and Salem Investment Partners V, Limited Partnership as Collateral Agent*.	8-K	000-56238	10.2	August 17, 2022
10.3	Term Note, dated August 11, 2022, issued to Salem Investment Partners V, Limited Partnership.	8-K	000-56238	10.3	August 17, 2022
10.4	Multi-Draw Note, dated August 11, 2022, issued to Salem Investment Partners V, Limited Partnership.	8-K	000-56238	10.4	August 17, 2022

10.5	Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated July 15, 2021.	X
10.6	Amendment to Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated November 5, 2021.	X
10.7	Second Amendment to Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated November 10, 2021.	X
10.8	Third Amendment to Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated August 30, 2022.	X
31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of John Berg, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of John Berg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104

Cover Page Interactive Data File - the cover page from the Registrant’s from Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.

X

* Schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.  Guerrilla RF, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: November 10, 2022	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

GUERRILLA RF, INC.

Date:November 10, 2022	By:	/s/ John Berg
John Berg Chief Financial Officer (principal financial officer)