Form 10-K
period 2022-12-31
Guerrilla RF, Inc.
filed 2023-03-03
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56238

GUERRILLA RF, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3837067
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

2000 Pisgah Church Road, Greensboro, North Carolina	27455
(Address of principal executive offices)	(Zip code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate value of the registrant's common stock as of June 30, 2022 held by those persons deemed by the registrant to be non-affiliates was approximately $37,713,020.  For the purposes of the foregoing calculation only, all directors, executive officers, and 10% shareholders of the registrant are deemed to be 'affiliates.'   As of March 3, 2023, there were 40,550,624 shares of the registrant's common stock issued and outstanding.

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

Cellular booster/DAS — System which extends and distributes a cellular signal within buildings such as below-ground, large-area, or high-rise structures.

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

Distribution-customer — A customer that purchases Guerrilla RF products to sell to a third-party rather than for its own use.

DSA — Digital step attenuator.

DSRC — Dedicated short-range communications. (Typically used in electronic toll collection).

End-user customer — The ultimate customer that utilizes or incorporates our products into its own products or solutions whether it purchased our products directly from Guerrilla RF or a third party.

EAR — Export Administration Regulation.

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

MMIC — Monolithic microwave integrated circuit. An integrated circuit designed to utilize microwave frequency bands. (300MHz to 300GHz).

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

SOI — Silicon on insulator. Fabrication process used for semiconductor manufacturing. This process choice is beneficial to reduce parasitic capacitance for a device.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report"), including the exhibits hereto and the information incorporated by reference herein, sections entitled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to risks and uncertainties.  Information regarding activities, events, and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections.  Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of other uses of cash flows.  Forward-looking statements generally can be identified through the use of words such as “guidance,” "believe,” “could,” “potential,” “continue,” “outlook,” “project,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar expressions that do not relate solely to historical matters.  Forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management.  Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by forward-looking statements.

Forward-looking statements contained in this Annual Report are predictions only, and actual results could differ materially from management’s expectations due to a variety of factors, including those described below.  All forward-looking statements are expressly qualified in their entirety by such risk factors.

The forward-looking statements that we make in this Annual Report are based on management’s current views and assumptions regarding future events and speak only as of their dates.  We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.

Forward-looking statements include, but are not limited to, statements about:

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

● developments and projections relating to our competitors and our industry, including semiconductor availability, which has affected the automotive industry, impacting vehicle production and thereby demand irregularities for our business;

● business disruptions;

● poor manufacturing yields;

● increased inventory risks and costs due to the timing of customer forecasts;

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

● our inability to remediate the material weakness identified in internal controls over financial reporting relating to certain control processes;

● provisions in our governing documents and Delaware law may discourage takeovers and business combinations that our stockholders might consider to be in their best interests; and,

● volatility in the price of our common stock.

v

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.”  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time.  It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.  In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Prior to the Merger, Laffin Acquisition Corp. was a “shell” company registered under the Exchange Act, with no specific business plan or purpose until it began operating the business of Guerrilla RF following the closing of the Merger.  All references in this Annual Report to “Guerrilla RF” refer to Guerrilla RF Operating Corporation, a privately held Delaware corporation, and our direct, wholly-owned subsidiary.  Unless otherwise stated or the context otherwise indicates, references to the “Company”, “we”, “our”, “us” or similar terms refer to Guerrilla RF, Inc. (formerly known as Laffin Acquisition Corp.) together with its wholly-owned subsidiary, Guerrilla RF.  Guerrilla RF holds all material assets and conducts all business activities and operations of the Company.  Accordingly, throughout this Annual Report, there are frequent references to Guerrilla RF.

Our common stock is currently quoted on the OTCQX, under the symbol “GUER.”

Our principal executive offices are located at 2000 Pisgah Church Road, Greensboro, North Carolina 27455.  Our telephone number is (336) 510-7840.  Our website address is www.guerrilla-rf.com.  Information contained on, or that can be accessed through, our website is not a part of this Annual Report.  All trademarks, service marks, and trade names appearing in this Annual Report are the property of their respective holders.  Use or display by us of other parties’ trademarks, trade dress, or products is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

Overview

Guerrilla RF is a fabless semiconductor company based in Greensboro, NC.  Guerrilla RF was founded in 2013 with a mission to employ RF semiconductor technology to deliver RF solutions to customers in underserved markets.  Over the past several years, Guerrilla RF has become a leader in developing high-performance MMIC products for wireless connectivity.  It continues to target underserved markets and customers, delivering a range of high-performance MMIC products and associated technical support to a diverse set of customers that enable a more connected world.

Guerrilla RF possesses in-house design, applications, sales, and customer support functions as a fabless semiconductor company.  It outsources the manufacture and production of its MMIC products to subcontractors located overseas, providing access to multiple semiconductor process technologies.  Guerrilla RF’s primary external wafer foundries are in Taiwan and Singapore, and its primary assembly and test suppliers are located in Malaysia and the Philippines.  We have produced and distributed in excess of 100 million products in our portfolio of products to over 500 end customers worldwide.

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

The COVID-19 pandemic has placed even more demand on the need for contactless and wireless communication in all aspects of human existence.  Our technology helps meet that demand and facilitates rapid and contactless communication.

Our Markets

Our business is diversified across the following markets:  Wireless Infrastructure, Automotive, and Catalog Markets.

Wireless Infrastructure

The wireless infrastructure market is characterized by the deployment of 5G networks over sub-7 GHz and millimeter wave frequencies, often with mMIMO active antenna arrays, which may significantly increase the number of RF transmit and receive channels.  These 5G networks require a broad portfolio of highly efficient RF solutions that increase capacity and expand coverage in a compact form factor.  We support wireless infrastructure OEMs located across the globe with a broad portfolio of RF solutions serving all major/applicable frequency bands under 7 GHz.

Automotive

Next-generation wireless technologies are enabling new use cases in automotive wireless connectivity, including V2X applications that facilitate direct, high-speed communication.  These new use cases require complex RF solutions spanning multiple protocols, including GPS, satellite radio, DAB, WiFi, 5G (sub-7 GHz), and UWB.

Catalog Markets

Other markets (which we group and refer to as ‘Catalog Markets’) include satellite navigation, cellular repeaters, point-to-point radios, RFID/asset tracking, defense, wireless audio, and test and measurement, as well as other high-performance RF applications.  Our satellite navigation solutions enable precision location finding for agricultural, aviation, maritime, mining, and construction applications.  Our solutions for the cellular repeater and point-to-point radio markets facilitate network densification and expanded coverage.  Our offerings enable longer battery life and improved coverage for RFID/asset tracking and defense radios.  In addition, our portfolio of devices offering a wide range of gain, linearity, and noise figure performance lend themselves to use in various demanding applications in certain product markets, including those referenced above.

Our Products

Guerrilla RF’s portfolio of products has been developed to improve performance, reduce complexity, enable smaller form factors, and solve other critical RF challenges.

Wireless Infrastructure

Our solutions for mMIMO systems include LNAs, linear driver amplifiers, digital step attenuators, and discrete PAs.  In addition, we are in the course of developing GaN amplifier modules and SOI switches and continuing to grow our wireless infrastructure product offerings.

Automotive

We provide automotive RF connectivity products, including LNAs, linear driver amplifiers, switches, PAs, and front-end solutions.  Our automotive products are designed to meet or exceed AEC-Q101 quality and reliability standards, and we supply automotive OEMs, tier-1 suppliers, and chipset vendors.

Catalog Markets

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

We invest in research and development ("R&D") to develop products necessary to serve our target markets.  Our R&D activities typically support competitive design win opportunities for significant programs at key customers, which require best-in-class performance, size, cost, and functional density.  We also invest in R&D to develop new products for broader market applications.  Our R&D efforts require us to focus on continuous improvement and innovation in fundamental areas, including software, simulation and modeling, systems architecture, circuit design, device packaging, module integration, and test-related materials and designs.

As a fabless semiconductor company, we utilize our wafer foundry manufacturing suppliers’ GaAs, GaN, and SOI CMOS process technologies.  We combine these technologies with proprietary design methods, IP, and applications engineering expertise to improve performance, increase integration and reduce the size and cost of our products.

We work with our package and test suppliers to develop and qualify advanced packaging technologies to reduce component size, improve performance and reduce package costs.  Our manufacturing partners’ capabilities enable us to bring these technologies to market in high volumes.  R&D expenses totaled $8.1 million for the year ended December 31, 2022, and $4.6 million for the year ended December 31, 2021.  R&D activities in 2022 focused on developing and releasing 18 new products to bring GRF’s product catalog to a total of 119 products at the end of 2022.

Raw Materials

We utilize an outsourced manufacturing model, and our manufacturing suppliers purchase raw materials to support our requirements.  Our suppliers typically use industry-standard raw materials, which reduces supply chain risk.  In addition, we purchase passive components for use in modules that include tuning components.

During 2020, 2021, and 2022, the semiconductor industry experienced supply constraints for specific raw materials, including wafers and package lead frames.  The industry continues to address these constraints, but we believe it may take another year or so for these constraints to ease.  Meanwhile, we work closely with our manufacturing partners, developing long-term strategic partnerships to forecast our product needs and achieve adequate manufacturing capacity to mitigate the risk of having limited availability of raw materials suppliers.  As a result of these strategic partnerships, we can add suppliers, redesign products using alternative raw materials, qualify multiple wafer foundries, and extend or add supply commitments to provide flexibility in our supply chain.

Manufacturing

We believe that our outsourced manufacturing strategy allows us to identify the optimum semiconductor process technology for each product while ensuring we pay competitive prices for manufacturing.  Our manufacturing suppliers are broadly distributed around the globe.  We qualify additional manufacturing sites and sources of supply to reduce the risk of supply interruptions or price increases, and we closely monitor our suppliers’ key performance indicators.  In addition, we seek to ensure that materials and manufacturing services are available from multiple sources.  Our product manufacturing comprises a two-step process:  wafer fabrication and packaging.  Wafers are produced in wafer foundries by subcontractors and shipped to our assembly subcontractors for packaging.  Most of our products are manufactured using a single die which is placed on a copper lead frame.  We use bond wires to connect terminals on the package to the appropriate pads on the die.  Material composition and wire length significantly affect the performance of the end product.  Once a product has completed manufacturing, each device is RF-tested to ensure it meets published specifications.  We transfer compliant devices to tape and reel -- the generally accepted method customers use in their downstream manufacturing processes.

We subcontract with multiple wafer foundries located in Taiwan and Singapore.  We currently utilize GaAs HBT, GaAs pHEMT, and SOI process technologies; however, we are currently developing new products using those technologies and GaN technologies.

We partner with multiple test and assembly (packaging) subcontractors in Malaysia and the Philippines, each of whom we consider highly experienced and well-suited to support our new product roadmap.  In addition, we believe that having multiple relationships provides us with additional capacity and flexibility, which is critical to risk mitigation.

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

Approximately 79% and 80% of our product business in 2022 and 2021, respectively, was from sales to customers in the following markets:  Wireless Infrastructure, Automotive, and Cellular Boosters/DAS.  Approximately 93% and 92% of all of our product sales were made via distributors, and approximately 7% and 8% of sales were made directly to end-user customers in 2022 and 2021, respectively.

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

Import/Export Controls

Sales to international customers are subject to the U.S. Department of Commerce import/export controls.  A license may be required to export a product to a customer depending on the technical capability of the underlying product, the actual end customer purchaser, the known end use of the product, or due to the export country location.  Most of the products, services, and technologies that fall within the scope of the Export Administration Regulations are not specifically controlled for export and are classified as “EAR99”.    As of December 31, 2022, none of our products were subject to export licenses and, as such, were classified as EAR99.  As such, they fall under the U.S. Department of Commerce's jurisdiction and are not included in the U.S. Department of Commerce’s Control List.  We are also required to adhere to the Entity List published by the U.S. Department of Commerce’s Bureau of Industry and Security (https://www.bis.doc.gov/index.php/policy-guidance/lists-of-parties-of-concern/entity-list ).

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

Sales and Marketing

We sell our products worldwide through a network of U.S. and foreign sales representative firms and distributors, and directly to customers.  We select our domestic and foreign sales representatives based on their technical skills and sales expertise, complementary product lines, and customer bases.  In addition, we provide ongoing educational training about our products to our internal and external sales representatives and distributors.  We maintain an internal sales and marketing organization responsible for key account management, customer application engineering support, sales, and advertising literature, and technical presentations for industry conferences.  Our direct sales personnel are located throughout the world.  We handle all our technical customer support out of our headquarters in Greensboro, N.C.

Our website contains extensive product information and includes state-of-the-art parametric search tables that allow engineers to locate products quickly and easily.  Customers can learn about our products, and download datasheets, product catalogs, s-parameters, application notes, and many other technical documents from our website.  Our team of application engineers interacts with customers during all design and production stages, maintains regular contact with customer engineers, provides product application notes and engineering data, and assists in resolving technical problems.  We maintain close relationships with our customers and provide them with technical support to help them anticipate future product needs.  We actively seek their input to guide our product roadmaps.

Seasonality

Our sales are generated via standard purchase orders or specific agreements with customers.  Historically, we have experienced seasonal fluctuations in the sale of our products driven by our customers' individual demands, oftentimes with the third and fourth quarters of our fiscal year experiencing stronger customer sales demands.

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

Rights in trademarks, service marks, and trade names do not have expiration dates.  Of those rights, we have five federal registrations and three pending federal applications for registration at the United States Patent and Trademark Office (USPTO).  The registrations have (and will have) technical expiration dates, but each is renewable indefinitely.

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

As of December 31, 2022, we had 68 employees including three international employees.  By region, approximately 96% of our total employees are located in the United States and 4% in Asia.  By primary job function, about 54% of our employees have engineering or technician roles, 6% are in operations, and 40% have sales, marketing, or other administrative roles.  None of our employees is represented by labor unions or covered by collective bargaining agreements.  We consider our relationship with our employees to be good.

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

Employee Recruitment, Retention, and Development

We are committed to recruiting, hiring, retaining, promoting, and engaging a diverse workforce to serve our global customers.  We have established relationships with professional associations and industry groups to attract talent proactively.  In addition, we partner with universities to recruit undergraduate and graduate students for our internship program and entry-level positions.  We also invest in employee development programs to provide employees with the training and education they need to help them achieve their career goals and build relevant skills.

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

Facilities

Our corporate headquarters are located in Greensboro, NC, where we lease approximately 50,000 square feet of office space under a lease agreement that commenced in the first quarter of 2023 when we took possession of the building.  The lease term for our headquarters is 10 years and two months.  We also continue to lease our old headquarters building, consisting of approximately 10,000 square feet of office space, and this lease expires in 2024 subject to a right to early termination upon payment of an early termination fee.

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

●

We may not generate or have sufficient cash available to fund our operations, service our debt, fund capital expenditures, or support our business growth, and we may be unable to find additional sources of capital.  As a result, we may be forced to take other actions to satisfy our debt obligations and financing requirements, which may not be successful or on terms favorable to us.

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

●
We have identified a material weakness in our internal control over financial reporting.  This material weakness could continue to affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

●

We face risks from manufacturing and packaging our products by outside parties located in Taiwan, Singapore, the Philippines, and Malaysia.  These risks may include quality failures, export and import complexities and disruptions, geopolitical issues, factory failures or closures, local or global laws violations, the impact of healthcare challenges such as COVID-19 locally, and sudden process manufacturing deviations.  In the event of a manufacturing disruption with one of our manufacturing providers, we have options to move manufacturing to another approved supplier with the same processing capabilities.

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

●

There is currently a limited market for our common stock, and there can be no assurance that a more liquid market will ever develop.  Therefore, you may be unable to resell shares of our common stock at times, and prices that you believe are appropriate.

●	We do not intend to pay dividends for the foreseeable future, and, as a result, your ability to achieve a return on your investment will depend on the appreciation of the price of our common stock.

●	Our international operations subject us to additional risks that can adversely affect our business results of operations and financial condition.

●	Our revenues are dependent on our ability to maintain and expand existing customer relationships and our ability to attract new customers.

●

If we fail to increase market awareness of our brand and products, expand our sales and marketing operations, improve our sales execution, and increase our sales channels, our business could be harmed.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our ability to continue as a going concern will depend on us being able to raise significant additional capital and/or secure additional loans to fund our operations, which may be unavailable on attractive terms, if at all.

Our recurring operating losses and our current operating plans raise substantial doubt about our ability to continue as a going concern for the next twelve months.  Our independent registered public accounting firm issued their audit report on our consolidated financial statements for the years ended December 31, 2022 and 2021, which included an explanatory paragraph as to our ability to continue as a going concern.  While we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans through the second quarter of 2023, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate.

Our ability to continue as a going concern will depend on us being able to raise additional capital and/or secure additional loans to fund our operations and achieve our business objectives.  Our cash balance stood at $4.3 million on December 31, 2022; however, we have recorded a net loss of $12.0 million for the year ended December 31, 2022, or approximately $1.0 million per month.  On February 28, 2023, we completed a private placement offering, raising gross proceeds of $9.2 million, including $5.0 million in an initial closing in late December 2022 and $4.2 million in January and February 2023.

Potentially, we could draw down additional funds under our existing loan facility with Spectrum Commercial Services Company, L.L.C. ("Spectrum") (the "Spectrum Loan Facility"); however, our ability to do so is dependent upon the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility, which value fluctuates from time to time and is ultimately outside of our control.  We anticipate seeking permission from Salem Investment Partners V, Limited Partnership ("Salem") to draw down up to an additional $3.0 million of our $8.0 million loan facility (the "Salem Loan Facility"); however, Salem has the discretion to, and may, decline our request.  We are also pursuing additional funding opportunities, including planning for a further capital raise in the second quarter of 2023 in connection with our planned uplisting to the Nasdaq or another national securities exchange.  The ongoing inflationary economic environment and related capital market effects caused by the lingering effects of the COVID-19 pandemic, including its impact on the supply chain, cannot be predicted with certainty and may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition, and liquidity.  If we are unable to secure additional capital and/or loans when needed or on acceptable terms, we may not be able to do certain things, including but not limited to:

● develop or enhance our products;

● continue and expand our R&D activities;

● continue to expand our sales and marketing organization;

● acquire complementary technologies, products, or businesses;

● expand operations, in the United States or internationally;

● hire, train, and retain employees; or,

● respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of the aforementioned things could harm our business, financial condition and results of operations.  Ultimately, if we do not secure additional financing in a timely manner, we will be unable to fund ongoing operations and pay our obligations as they become due, affecting our ability to continue as a going concern.

 We have incurred significant losses in the past and will likely experience losses in the future.

We have incurred significant losses in the past and recorded a net loss of $12.0 million for the year ended December 31, 2022, and $2.8 million for the year ended December 31, 2021.  As of December 31, 2022, we had an accumulated deficit of $27.1 million and $15.0 million at December 31, 2021. Our business and stock price may be adversely affected if we cannot make consistent progress toward future profitability.

Our ability to be profitable in the future depends upon continued demand for our products from existing and new customers. Furthermore, further adoption of our products depends upon our ability to improve the quality of our products. In addition, our profitability will be affected by, among other things, our ability to execute on our business strategy, the timing and size of customer orders, the pricing and costs of our products, competitive offerings, macroeconomic conditions affecting the semiconductor industry, and the extent to which we invest in sales and marketing, research and development, and general and administrative resources.

Our ability to realize our deferred tax asset and deduct certain future losses could be limited if we experience an ownership change as defined in the U.S. Internal Revenue Code of 1986, as amended ("Code").

Under the Code, a corporation is generally allowed a deduction for net operating losses ("NOLs") carried over from prior taxable years.  As of December 31, 2022, we had approximately $28.9 million of gross federal and State NOLs and $0.6 million of other carryforwards available to reduce future federal taxable income.  Our ability to use our NOLs and other carryforwards will depend on the amount of taxable income generated in future periods.  A corporation’s ability to deduct its federal NOL carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code if it undergoes an “ownership change” as defined in Section 382 (generally, where cumulative stock ownership changes among material stockholders exceed 50% during a rolling three-year period).  Accordingly, if the Company were to undergo an "ownership change", our ability to utilize our NOLs and other carryforwards would be limited, and this could have a material effect on our business, financial condition, and results of operations.  The relevant calculations for Section 382 are technical and highly complex.  Whether an “ownership change” occurs is largely outside of our control, and there can be no assurance that such a change will not occur in the future.  If an “ownership change” occurs in the future it is possible that the limitations imposed could cause a net increase in our federal income tax liability and cause federal income taxes to be paid earlier than if such limitations were not in effect.  An ownership change could also eliminate a portion of the federal tax loss carryforward if the limitation is low and causes our NOLs to expire unutilized.  Any such “ownership change” could have a material adverse effect on our future business, results of operations, financial condition, and the value of our common stock.

Market and economic conditions may negatively impact our business, financial condition, and share price.

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, and increased credit defaults.  Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions.  If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

We have identified a material weakness in our internal control over financial reporting.  We had previously identified other material weaknesses that have since been remediated.  The outstanding material weakness, or a reoccurrence of those recently remediated material weaknesses, could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this Annual Report, we have identified a material weakness in our internal control over financial reporting related to our accounting policy and documentation of management's contemplation of the accounting treatment over leases and significant unusual transactions.  As a result of this material weakness, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2022.

We had previously identified material weaknesses in our internal control over financial reporting that have been remediated related to:  significant positions utilized for our tax provisions, our Chief Financial Officer's ("CFO") rights and access to post journal entries, and our financial reporting process.  Our management has concluded these previously identified material weaknesses have been remediated as of December 31, 2022.

To remediate these material weaknesses, we have devoted significant effort and resources to improve our internal control over financial reporting.

Our remediation steps have included:

• the retention of a public accounting firm to assist us with our tax accounting and tax provision calculations;

• the retention of an accounting advisory services consulting firm to assist us with evaluating and documenting the accounting treatment of significant unusual transactions;

• the enhancement of our procedures to evaluate and document the accounting treatment of significant unusual transactions, including the utilization of an accounting research tool we have implemented and subscribed;

• the enhancement of our segregation of duties through a review and revision of information technology access rights;

• the enhancement and formalization of our financial reporting scheduling and closing calendar; and,

• the enhancement of our secondary review process during our financial reporting process.

We can offer no assurance that these remediation steps will prevent any future deficiencies in our internal control over financial reporting.  Any failure to maintain adequate internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis.  Furthermore, we can give no assurance that the measures we have taken will remediate the outsanding material weakness, or will prevent any future material weaknesses, or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.  In addition, our strengthened controls and procedures may not be adequate to prevent or identify irregularities or errors, which could affect the fair presentation of our consolidated financial statements.

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

Our ability to make scheduled payments on, or to refinance, our current or future debt obligations and to fund working capital, planned capital expenditures and expansion efforts, and any strategic alliances or acquisitions we may make in the future depends on our ability to raise additional funds in 2023, generate cash in the future, and on our financial condition and operating performance.  However, our financial condition and operating performance are subject to prevailing economic and competitive conditions and specific financial, business, and other factors beyond our control.  As a result, we cannot ensure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay our debt.  For example, should our cash flows and capital resources be insufficient to fund our debt service obligations, we may face liquidity issues and be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service and other obligations.

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

We participate in markets with a broad array of applications, which makes our ability to predict market requirements more challenging and consequently makes the definition and design of new products that address those requirements more difficult to ensure the future success of our business.

Our success at effective product development depends on several factors, including the following:

●	our ability to design products that meet industry requirements, costs, and performance levels, including specific customer product requirements;
●	our ability to introduce new products that are competitive and that we can offer at competitive prices for the functionality and performance delivered;
●	our ability to recruit and retain qualified product design engineers;
●	our ability to supply products that are highly reliable and free of defects;
●	our ability to meet industry and customer product ramps; and,
●	the success of our customers’ products in the market, which, in turn, determines the demand for our chips.

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

Our R&D activity and resulting products could become obsolete or less competitive sooner than anticipated because of a faster-than-expected change in one or more of the above-noted factors.  Therefore, for our products to be competitive and achieve market acceptance, we need to keep pace with the rapid development of new process technologies, which requires us to:

●	respond effectively to technological advances through the timely introduction of new technologies and products;
●	successfully implement our strategies and execute our R&D plan in practice; and,
●	implement cost reductions in the manufacturing of our products.

Many of our current and potential competitors have entrenched market positions and customer relationships, established patents, and other IP and substantial technological capabilities.  Additionally, many of our competitors may have significant financial, technical, manufacturing, and marketing resources, which may allow them to implement new technologies and develop new products more quickly.

We will require additional capital to support our business growth, and such capital may not be available.

We intend to continue making investments to support business growth.  We will require additional funds to respond to business challenges, including developing new solutions or enhancing existing solutions, enhancing our operating infrastructure, expanding our sales and marketing capabilities, and acquiring complementary businesses, technologies, or assets.  We plan to engage in additional equity or debt financing to secure the necessary funds.  However, equity and debt financing might not be available when needed or, if available, might not be available on terms satisfactory to us.  If we raise additional funds through equity financing, our stockholders may experience dilution.  Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to obtain adequate financing or financing on terms satisfactory to us in the future, our ability to continue as a going concern, to support our business growth, and to respond to business challenges could be significantly limited as we may have to delay, reduce the scope of, or eliminate some or all of our initiatives, which could harm our operating results.

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

The successful development and market acceptance of our MMIC products will be highly complex and will depend on the following principal competitive factors, including our ability to:

●	comply with industry standards and effectively compete against current products;
●	differentiate our products from the offerings of our competitors by delivering MMICs that are higher in quality, reliability, and technical performance;
●	anticipate customer and market requirements, changes in technology and industry standards, and timely develop improved technologies that meet high levels of satisfaction among our potential customers;
●	maintain, grow and manage our internal teams to the extent we increase our operations and develop new segments of our business;
●	build and sustain successful collaborative, strategic, and other relationships with manufacturers, customers, and contractors;
●	protect, create or otherwise obtain adequate IP for our technology; and,
●	achieve strong financial, sales, marketing, technical and other resources necessary to develop, test, manufacture, and market our products.

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

A substantial portion of our product revenue results from sales to large suppliers in the automotive industry, which requires special performance and reliability requirements and stringent volume delivery demands.  In addition, we rely heavily on the wireless infrastructure market, which, similar to our automotive customers, requires we reliably meet high-volume delivery schedules.  Therefore, our future operating results will be heavily affected by the success of large automotive and wireless infrastructure customers.

Our three largest end customers collectively accounted for approximately 45% and 49% of our revenue for 2022 and 2021, respectively.  We often service end customers through our largest distributor, who will ship to and bill directly for product shipments.  The concentration of billings to this distributor as a portion of our total revenues was 81% and 76% for fiscal years 2022 and 2021, respectively.  It is possible that demand for their customers’ products decreases materially.

We depend heavily on third parties.

We partner with a limited number of external suppliers and rely on them to fulfill our customers’ orders.  These third-party suppliers perform complex manufacturing processes, including die processing, packaging, and test, tape and reel.  The semiconductor industry has experienced supply constraints for specific items, which the COVID-19 pandemic exacerbated.

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

Using third parties for sales representation and distribution exposes us to many risks, including competitive pressure, concentration, credit risk, and compliance risks.  Other third parties may use one of our distributors or sales representatives to sell products that compete with our products.  We may need to provide financial and other incentives, such as higher commission rates, to encourage them to prioritize the sale of our products.  Our distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results.  Violations of the FCPA or similar laws by our distributors or other third-party intermediaries could have a material impact on our business.

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

We carry commercial property damage and business interruption insurance against various risks, with limits we deem adequate, for reimbursement for damage to our fixed assets and the resulting disruption of our operations.  However, this coverage likely would not wholly cover the negative impact on our business for any lengthy interruption, which could harm our Company in an unanticipated way and result in significant losses, a decline in revenue, and an increase in our costs and expenses.  Disruptions from these events would likely require substantial recovery time and impact profits and cash flow in a significant manner.  In addition, such business disruptions would adversely impact our relationships with our customers.

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

We may, from time to time, be a party to various litigation claims and legal proceedings.  We will evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses.  For example, our manufacturers’ failure to successfully manufacture products that conform to our design specifications and the U.S. Federal Communications Commission's ("FCC") strict regulatory requirements may lead to product defects and substantial costs to repair or replace these parts or materials, significantly impacting our ability to develop and implement our technology and improve our products’ performance.  In addition, claims made or threatened by our suppliers, distributors, end-user customers, competitors, or current or former employees could adversely affect our relationships, damage our reputation, or otherwise adversely affect our business, financial condition, or results of operations.  The costs associated with defending legal claims and paying damages could be substantial.  Our reputation could also be adversely affected by such claims, whether or not successful.

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

We may become subject to warranty claims, product recalls, and product liability claims that could lead to significant expenses.  In addition, although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, we may elect to self-insure concerning some issues, and our reserves may be inadequate to cover the uninsured portion of such claims.

Product liability insurance is subject to significant deductibles, and such insurance may be unavailable or inadequate to protect against all claims.  If one of our end-user customers recalls a product containing one of our devices, we may incur material costs and expenses, including replacement costs, direct and indirect product recall-related costs, diversion of technical and other resources, and reputational harm.  Our customer contracts typically contain warranty and indemnification provisions, and in some instances, may also have liquidated damages provisions relating to product quality issues.  The potential liabilities associated with such provisions are significant, and in some cases, are included in agreements with some of our largest end customers.  Any such liabilities may significantly exceed any revenue we receive from the sale of the relevant products.  Costs, payments, or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and the results of operations.

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

In addition, if our end customers experience spikes in demand far more than anticipated, our ability to respond effectively to such demand might be impacted.  This type of demand surge could negatively impact cash flow (e.g., supply chain inventory requirements) in the short term and potential loss of credibility with the industry in the long term if we do not meet demands reasonably.

We are subject to high degrees of product demand variability.  Even if we achieve a design win, our customers can delay or cancel a program without advanced warning, creating risk for inventory obsolescence, ineffective use of cash, and resources channeled to less-than-optimal business opportunities.  The loss of a design win and failure to add new design wins to replace lost revenue and weakened customer demand would have a material adverse effect on our business, financial condition, and the results of operations.

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

Because techniques used to obtain unauthorized access, exploit vulnerabilities, or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques, patch vulnerabilities, or implement adequate preventative measures as we research and develop our products.  In addition, certain of our end-user customers may have a greater sensitivity to security defects or breaches in electronic pathways using our products.  As a result, any actual or perceived security breach or theft of the business-critical data of one or more of our end-user customers, regardless of whether the breach is attributable to the electronic transmission through one of our products, may adversely affect the market’s perception of our products.  There can be no assurance that limitation of liability, indemnification, or other protective provisions in our contracts would be applicable, enforceable, or adequate in connection with a security breach, or would otherwise protect us from any such liabilities or damages concerning any particular claim.  We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim.  As a result, one or more large claims may be asserted against us that exceed our available insurance coverage, or changes in our insurance policies may occur, including premium increases or the imposition of large deductible or co-insurance requirements.  Furthermore, because some of our employees and third-party service provider personnel have shifted to some degree of remote work due to the COVID-19 pandemic, our ability to safeguard our own systems may be adversely impacted, and we may be more susceptible to data security breaches.

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

Security breaches, computer malware, phishing, spoofing, and other cyber-attacks have become more prevalent and sophisticated in recent years.  While we defend against these threats daily, we do not believe that such attacks have caused us any material damage to date.  Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter, or ameliorate all these techniques.  As a result, our and our customers’ proprietary information may be misappropriated, and we cannot predict the impact of any future incident.  Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damages caused by the incident, and divert management and other resources.  We routinely implement improvements to our network security safeguards, and we are devoting increasing resources to the security of our information technology systems.  However, we cannot assure you that such system improvements will be sufficient to prevent or limit damage from future cyber-attacks or network disruptions.

The costs related to cyber-attacks or other security threats, or computer systems disruptions typically would not be fully insured or indemnified by others.  As a result, the occurrence of any of the events described above could result in the loss of competitive advantages derived from our R&D efforts or our IP.  Moreover, these events may result in the early obsolescence of our products, product development delays, or diversion of the attention of management and critical information technology and other resources, or otherwise, adversely affect our internal operations and reputation or degrade our financial results and stock price.

Our sales have been concentrated in a small number of end-user customers.

Our revenues have been concentrated in a relatively small number of large end-user customers, and we have historically derived a significant percentage of our total product revenues from a few end-user customers.  For fiscal years ended December 31, 2022, and 2021, our five largest end-user customers accounted for approximately 59% and 67% of our total product revenues, respectively.  If one of our large end-user customers ceases or significantly reduces its product orders from us, or if we fail to generate additional product sales with these or similarly significant end-user customers, there could be a material adverse effect on our business, financial condition or results of operations.

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

We must attract and retain highly qualified personnel to execute our business strategy.  If any of our key employees were to leave, we could face substantial difficulty hiring qualified successors.  We could experience a loss in productivity while any successor obtains the necessary training and experience.  Although we have arrangements with some of our executive officers designed to promote retention, our employment relationships are generally at-will, and we have had key employees leave in the past.  We cannot assure you that one or more key employees will not leave in the future.  In particular, we compete with many other companies for semiconductor developers and other skilled engineering, marketing, sales, and operations professionals, and we may not be successful in attracting and retaining the professionals we need.  We have, from time to time in the past, experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications.  In particular, we have experienced a competitive hiring environment in the Greater Triad Area, where we are headquartered in North Carolina.  Many of the companies with which we compete for experienced personnel have greater resources than we do.  In addition, in making employment decisions, job candidates often consider the value of the equity incentives they are to receive in connection with their employment.  If we and our third-party service providers experience difficulty recruiting and retaining qualified personnel, our business may be adversely affected.  If the price of our stock declines or experiences significant volatility, our ability to attract or retain key employees will be adversely affected.  We intend to continue to hire additional highly qualified personnel, including research and development and operational personnel.  Still, we may not be able to attract, assimilate, or retain qualified personnel in the future. Any failure to attract, integrate, motivate, and retain these employees could harm our business.

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

•variations in the number of new customers booked in a prior quarter, but not delivered until later quarters;

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

As we continue to pursue opportunities for larger sales volumes that have greater technical complexity or involve the integration of our untested products, we may experience a more extended time for our products to be integrated.  As a result, our product sales revenue may be delayed.  Additionally, as we enter agreements with new and existing customers for larger and more complex sales, we have been, and may continue to be, required to agree to end-user customer acceptance and cancellation clauses.  With acceptance clauses, delays may occur in obtaining end-user customer acceptance regardless of the quality of our products and may cause us to defer revenue recognition where such acceptance provisions are substantive in nature, or they may require us to incur additional costs to obtain such end-user customer acceptance.  Cancellation clauses may result in a customer canceling an order for products, impacting our revenues.

Our sales cycles can be lengthy, and it is difficult for us to predict when or if sales will occur.

Our sales efforts are often targeted at larger end-user customers and distributors.  As a result, we face higher costs, must devote greater sales support to individual customers, have longer sales cycles, and have less predictability in completing some of our sales.  Also, sales to large end-user customers and distributors often require us to provide greater levels of education regarding the use and benefits of our products.  Our sales cycle length could be 12 to 24 months, depending on the end-user customer’s industry base and economic factors beyond our control, as measured from the point of initial contact with a potential customer to the time a purchase order is signed.

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

We depend on our management team and our key sales and development, and engineering personnel.  The loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends on our executive officers’ expertise, efficacy, and continued services.  We have, in the past, and may in the future, continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business.  Any changes in business strategies or leadership can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively, and ultimately be unsuccessful.  In addition, the impact of hiring new executives may not be immediately realized.  We are also substantially dependent on the continued service of our existing research and development personnel because of their familiarity with the inherent complexities of our products.

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

Our corporate headquarters are located in the Greensboro, North Carolina area.  Most of our third-party service providers are located in South Asia, a region known to suffer terrorism and natural disasters, including floods, typhoons, droughts, epidemics, or contagious diseases.  A significant natural disaster, such as a fire or a flood, epidemic, or contagious disease, such as the COVID-19 pandemic, occurring at our headquarters or where our third-party service providers are located, could harm our business, operating results, and financial condition.  In addition, acts of terrorism could cause disruptions in our business, the businesses of our customers and suppliers, or the economy as a whole.  We also rely on information technology systems to communicate among our workforce, which is coordinated within our corporate headquarters in Greensboro, North Carolina.  Any disruption to our internal communications, whether caused by a natural disaster, an epidemic or contagious disease, or by man-made problems, such as power disruptions, in the Greensboro, North Carolina area, Taiwan, Malaysia, Singapore, the Philippines, or where any of our customers are located could delay our research and development efforts, or cause delays or cancellations of customer orders.

Our use of open-source and non-commercial software components could impose risks and limitations on our ability to commercialize our products.

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

The terms of many open sources and other non-commercial licenses have not been judicially interpreted, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products.  In such event, to continue offering our products, we could be required to seek licenses from alternative licensors, which may not be available on a commercially reasonable basis or at all, to re-engineer our products or to discontinue the sale of our products in the event we cannot obtain a license or re-engineer our products on a timely basis, any of which could harm our business and operating results.  In addition, if an owner of licensed software were to allege that we had not complied with the conditions of the corresponding license agreement, we could incur significant legal costs defending ourselves against such allegations.  If such claims were successful, we could be subject to substantial damages, be required to disclose our source code, or be enjoined from the distribution of our products.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles.  A change in these principles or interpretations could have a significant effect on our reported operating results and financial condition and could affect the reporting of transactions already completed before the announcement of a change.

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

Relations between the People's Republic of China ("PRC") and Taiwan could negatively affect our business and financial status and, therefore, the market value of your investment.

Taiwan has a unique international political status.  The PRC does not recognize the sovereignty of Taiwan.  Although significant economic and cultural relations have been established in recent years between Taiwan and the PRC, relations have often been strained.  The government of the PRC has threatened to use military force to gain control over Taiwan in limited circumstances.  A substantial portion of our manufacturing and packaging providers are located in Taiwan, and a material amount of our revenues are derived from the sales of our products manufactured and packaged in Taiwan.  Therefore, factors affecting military, political, or economic conditions in Taiwan could have a material adverse effect on our results of operations.

A significant disruption in the operations of our manufacturing and packaging service providers in Taiwan, such as a trade war or political unrest, could materially adversely affect our business, financial condition, and the results of operations.

Any disruption in the operations of our service providers in Taiwan or in their ability to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis.  Furthermore, since many of these third parties are located outside the U.S., we are exposed to the possibility of disruption and increased costs in the event of changes in the policies of the U.S. or foreign governments, political unrest, or unstable economic conditions in any of the countries where we conduct such activities.  For example, a trade war could lead to higher tariffs.  Any of these matters could materially and adversely affect our product sales and shipment timelines, business, and financial condition.

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

Our business is also increasingly subject to complex foreign and U.S. laws and regulations, including but not limited to anti-corruption laws, such as the FCPA and equivalent laws in other jurisdictions, antitrust or competition laws, and data privacy laws, among others.  In addition, foreign governments may impose tariffs, duties, and other import restrictions on components we obtain from non-domestic suppliers and export restrictions on products that we sell internationally.  These tariffs, duties, or restrictions could materially and adversely affect our business, financial condition, and the results of operations.

New or revised environmental rules and regulations or other social initiatives could also impact our product or manufacturing standards.  Those rules, or similar rules adopted in other jurisdictions, could adversely affect our costs, the availability of minerals used in our products, and our relationships with customers and suppliers.

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

Noncompliance with applicable regulations or requirements could also subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions.  An adverse outcome in such litigation could require paying contractual damages, compensatory damages, punitive damages, attorneys’ fees, and other costs.  These enforcement actions could harm our business, financial condition, and the results of operations.  If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, and results of operations could be materially adversely affected.  In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and increased professional fees.

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

Sales to customers located outside the U.S. accounted for approximately 56% of our revenue in 2022.  We expect that revenue from international sales will continue to be a significant part of our total revenue.  Any weakness in these economies could decrease demand for products that contain our products, which could materially and adversely affect our business.  The imposition by the U.S. of tariffs on goods imported from China and potentially other countries, countermeasures imposed by China in response, U.S. export restrictions on sales of products to China, and other government actions that restrict or otherwise adversely affect our ability to sell our products to Chinese customers may have a material impact on our business, including our ability to sell products and to manufacture or source components.

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

A significant portion of our potential customer base is located in China and other countries outside of the U.S.  For many years, the Chinese economy has experienced periods of rapid growth and wide fluctuations in inflation.  In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including currency controls and measures designed to restrict credit, control prices, or set currency exchange rates.  Such actions in the future, as well as other changes in Chinese or other non-U.S. laws and regulations, including efforts in furtherance of reducing dependence on foreign semiconductor manufacturers, could increase the cost of doing business in other countries, foster the emergence of foreign competitors, decrease the demand for our products in those countries, or reduce the supply of necessary materials for our products, which could have a material adverse effect on our business and results of operations.

Changes in government trade policies, including the imposition of tariffs and export restrictions, have limited and could continue to limit our ability to sell or provide our products and other items to specific end-user customers, which may materially adversely affect our sales and the results of operations.

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

We cannot predict what further actions may ultimately be taken concerning tariffs or other trade measures between the U.S. and China or other countries, what products or entities may be subject to such actions, or what steps may be taken by other countries in response.  The loss of foreign customers or suppliers or the imposition of restrictions on our ability to sell or transfer products to such customers or suppliers due to tariffs, export restrictions, or other U.S. regulatory actions could materially and adversely affect our sales and business and the results of operations.

Our business could  be affected by sanctions and export controls targeting Russia and other responses to Russia’ s invasion of Ukraine.

The Russia-Ukraine conflict may adversely affect Guerrilla RF’s business.  Currently, we do not have any supply chain partners located in Russia or Ukraine.  Nor do we have any pending product sales or product shipments to Russian customers or, to our knowledge, any entities listed on the U.S. Department of the Treasury Office of Foreign Assets Control Sectoral Sanctions Identifications List dated December 15, 2022.  However, the related sanctions and other measures imposed by the European Union, the U.S., and other countries and organizations in response have led and may continue to lead, to disruption and instability in global markets, supply chains, and industries that could negatively impact our business, financial condition, and results of operations.  We have taken steps to ensure our export control processes and controls observe enacted and evolving export sanctions imposed upon Russia, Belarus, and all restricted entities that have been identified by the United States government.  Nevertheless, if we inadvertently make any product sales or shipments to Russian customers or any sanctioned entities, such non-compliance may have a material effect on our financial condition or operations.

Due to the unknown evolution of sanctions and export controls targeting the People's Republic of China ("PRC") and its ability to purchase and manufacture certain semiconductor chips, our business could be adversely affected.

On October 7, 2022, the U.S. Department of Commerce’s Bureau of Industry and Security ("BIS") announced a series of regulations – issued as an interim final rule – amending the Export Administration Regulations to enhance export controls on a range of goods, software, and technology and restrict the PRC’s ability to purchase and manufacture advanced computing chips.  The regulations imposed new controls on items relating to advanced computer and semiconductor manufacturing capabilities, broadened end-use restrictions, expanded the scope of foreign-produced items subject to licensing requirements, and added to Entity List prohibitions.  We do not anticipate these regulations will have a material effect on our financial condition or operations.  The production of our high-performance MMICs is not reliant on any manufacturing in the PRC, or, to our knowledge, on any companies that are owned by the PRC or Chinese investors.  In 2022, we received only four percent of all our sales from customers located within the PRC.  RF semiconductors, such as what we design and produce, are not currently covered under the BIS restrictions.  We have taken steps to ensure our export control processes and controls observe enacted and evolving export sanctions imposed upon the PRC and all restricted entities that have been identified by the United States government.  Nevertheless, if we inadvertently make any product sales or shipments to any sanctioned entities, such non-compliance may have a material effect on our financial condition or operations.

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

Global and domestic privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment.  For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which requires companies to comply with rules regarding the handling of personal data, including its use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves.  Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue.  In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe, and elsewhere are often uncertain and fluid and may be interpreted and applied in a manner that is inconsistent with our data practices.  As a result, complying with these changing laws has caused, and could continue to cause, us to incur substantial costs, which could harm our business and the results of operations.  Further, failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged non-compliant activity.  Finally, even our inadvertent failure to comply with federal, State, or international privacy-related or data protection laws and regulations could result in audits, regulatory inquiries, or proceedings against us by governmental entities or others.

The semiconductor industry is heavily regulated.  Therefore, any material changes in the political, economic, or regulatory semiconductor environment that affect the purchasing business or the purchasing practices and operations of organizations that utilize semiconductor industry products, or that lead to consolidation in our end-user customer industries, could require us to modify our products available to customers for purchase.

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

The market price and trading volume of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry.  In addition, the stock market itself is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our common stock.  The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	the realization of any of the risk factors presented in this Annual Report;

●	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity, or financial condition;

●	additions and departures of key personnel;

●	failure to comply with the requirements of the OTC Markets Group, or following our potential up listing on Nasdaq or another national securities exchange;

●	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

●	changes to electronic communication and transmission laws governing the semiconductor industry;

●	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our common stock;

●	publication of research reports about us, or the semiconductor industry generally;

●	the performance and market valuations of other similar companies;

●	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

●	speculation in the press or investment community;

●	actual, potential or perceived control, accounting or reporting problems; and,

●	changes in accounting principles, policies and guidelines.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares.  This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

Our common stock is quoted on an OTC Markets Group trading platform, the OTCQX, instead of a national exchange or quotation system.  Accordingly, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

Our common stock is currently quoted on an OTC Markets Group trading platform, the OTCQX, under the ticker symbol “GUER.”  The OTC Markets Group is a regulated quotation service that displays real-time quotes, last sale prices, and volume limitations in over-the-counter securities.  Trading in shares quoted on an OTC Markets Group trading platform is often thin and characterized by volatility in trading prices.  This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions.  As a result, there may be wide fluctuations in the market price of the shares of our common stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities.  Moreover, the OTC Markets Group is not a stock exchange, and trading of securities on one of its trading platforms is often more sporadic than the trading of securities listed on a national quotation system or stock exchange.  Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, and because we are not listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our Company.  In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our Company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development.  The failure to receive research coverage or support in the market for our shares could have an adverse effect on our ability to develop a liquid market for our common stock.

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups ("JOBS") Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

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

Our stock price and trading volume can be heavily influenced by the way analysts and investors interpret our financial information and other disclosures.  Securities and industry analysts do not currently, and may never, publish research on our business.  If few securities or industry analysts commence coverage of us, our stock price could be negatively affected.  If securities or industry analysts downgrade our common stock or publish negative reports about our business, our stock price would likely decline.  If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.

The designation of our common stock as “penny stock” would limit the liquidity of our common stock.

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act).  Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share.  Prices often are not available to buyers and sellers and the market may be very limited.  Penny stock in start-up companies is among the riskiest equity investments.  Broker-dealers who sell penny stock must provide purchasers with a standardized risk disclosure document prepared by the SEC.  The document provides information about penny stock and the nature and level of risks involved in investing in the penny stock market.  A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase.  Many brokers choose not to participate in penny stock transactions.  If our common stock is deemed “penny stock”, because of penny stock rules, there may be less trading activity and stockholders are likely to have difficulty selling their shares.

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

Pursuant to the registration rights agreement we entered into with certain holders of our common stock issued in connection with the private placement and the Merger or held by our pre-Merger stockholders, we have agreed, at our expense, and filed a registration statement with the Securities and Exchange Commission registering the resale of up to 33,553,772 shares of our common stock.  The registration statement, which was declared effective on February 11, 2022, permits the resale of these shares at any time for up to three years following the effective date of such registration statement.  In connection with the Merger, holders of approximately 21,483,584 shares of our common stock agreed, subject to certain exceptions, not to dispose of or hedge any shares of our common stock until the date 12 months after the first date on which our common stock was first quoted on the OTCQX market (the “lock-up period”). Our common stock was first quoted on the OTCQX on May 13, 2022.  The resale, or expected or potential resale, of a substantial number of shares of our common stock in the public market following the end of the lock-up period could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Sales of a substantial number of such shares upon expiration of the lock-up period, or the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company.  To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution.  We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time.  If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales.  Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Greensboro, NC, where we lease in excess of 50,000 square feet.  We moved into and took possession of our new corporate headquarters building in the first quarter of 2023.  The lease term is 10 years and two months.  We continue to lease our former headquarters building, comprising approximately 10,000 square feet of office space.  The prior headquarters building lease agreement expires in 2024 subject to a right to early termination upon payment of an early termination fee.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS OF RECORD

Our common stock is quoted on the OTCQX, an OTC Markets Group platform, under the trading symbol "GUER".

As of March 3, 2023, we have 40,550,624 shares of common stock outstanding held by approximately 400 stockholders of record.

DIVIDEND POLICY

We currently intend to retain future earnings, if any, to maintain and expand our operations.  We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock for the foreseeable future.  Any future determination related to our dividend policy will be made at the discretion of our Board of Directors in light of conditions then-existing, including factors such as our results of operations, financial condition, and requirements, business conditions, and covenants under any applicable contractual arrangements.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table presents information as of December 31, 2022 with respect to compensation plans under which shares of our common stock may be issued.

Number of
securities
remaining
available for
	Number of		future issuance
	securities		under equity
	to be issued	Weighted	compensation
	upon exercise of	average exercise	plans (excluding
	outstanding	price of	securities
	securities	outstanding	reflected in
Plan Category	(#)	options ($)	column(a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,607,318	0.59	1,880,350	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	3,607,318	0.59	1,880,350

(1)	The 2014 Long Term Stock Incentive Plan (the “2014 Plan”) and the 2021 Equity Incentive Plan (the “2021 Plan”).

(2)

As of December 31, 2022, a total of 3,607,318 shares of our common stock are reserved for issuance pursuant to outstanding stock options under the 2014 Plan.  No additional awards may be granted under our 2014 Plan.  As of December 31, 2022, we have reserved 1,880,350 shares of common stock under our 2021 Plan, plus any shares of common stock reserved for issuance pursuant to stock options awarded under the 2014 Plan that expire or become unexercisable, i.e., such shares will generally become available for future awards under our 2021 Plan.  In addition, the number of shares reserved for issuance under our 2021 Plan increased automatically by 5% of issued and outstanding shares of common stock on January 1, 2023 to 3,743,712 and will continue to automatically increase annually on January 1 through January 1, 2030 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of common stock as of the immediately preceding December 31, or such number as is determined by our Board of Directors.

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

FISCAL 2022 FINANCIAL HIGHLIGHTS

● Revenue for fiscal year 2022 increased 11% as compared to fiscal year 2021, driven primarily by higher royalties for our 5G wireless infrastructure products, and higher demand for our 5G infrastructure and catalog products for a wide variety of customer applications.  Partially offsetting the increase in these product categories was a decline in our automotive product revenues caused by constraints that affected the global automotive industry, caused by supply chain disruptions and the lingering effects of the COVID-19 pandemic.

● Gross profit for fiscal year 2022 was 58.3% of revenues as compared to 58.6% for fiscal year 2021.  Although the Company has continued to experience supply chain price increases, we have been able to mitigate the effect of these increases by increasing the prices we charge our customers related to the raw materials and assembly/test cost increases we experienced.  Product contribution margins increased from 68.4% to 71.2%, from 2021 to 2022, mostly due to these aforementioned price increases which outpaced corresponding cost increases. The higher product contribution margins were partially offset by higher overhead costs, on a comparative period basis, which increased due to headcount additions in our Quality group, as well as increased costs of production mask amortization.

● Operating loss was $11.1 million for 2022 as compared to $3.7 million for 2021.  This operating loss increase was primarily due to higher operating expenses relative to sales (154.0% in 2022 vs. 93.6% in 2021).  Increased operating expenses were primarily attributable to increased investment in research and development (which grew 77% year over year), sales and marketing headcount additions, and additional costs associated with being a public company.  Selling, general, and administrative costs increased year over year by 87.0% from 2021 to 2022.

●  Net loss per share was $0.36 and $0.24 for fiscal year 2022 and 2021, respectively.

● Purchases of property, plant and equipment were $0.4 million for fiscal year 2022 and 2021.  The majority of capital expenditures for 2022 are related to capital additions for the Company's laboratory equipment and related facilities.

COVID-19 Pandemic and Supply Chain Update

The COVID-19 pandemic negatively impacted revenue for the year ended December 31, 2022, as we experienced lower revenues due to a significant number of customers experiencing supply chain challenges.  Consequently, we implemented cost-reduction actions across our functional disciplines to assist us in navigating through what continues to be an uncertain environment.  We experienced increased sales during the first half of 2022, driven by rebounding volumes in markets recovering from supply chain difficulties that impacted the timing of our customers' orders of our products; however, lingering supply chain disruptions through the end of 2022 negatively impacted customer order patterns, resulting in reduced sales growth.

Our management team has, and will likely continue, to spend time, attention, and resources monitoring the COVID-19 pandemic and seeking to manage its effects on the supply chain, our business, and our workforce.  The extent to which the COVID-19 pandemic and its effects on the supply chain may impact our business will depend on future developments, which remain uncertain and cannot be predicted at this time.

Merger Agreement an Associated Private Placement Offering

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

Market Qualification

In May 2022, the Company's common stock qualified to trade on the OTCQX market  (OTCQX: GUER).

Ongoing Funding of Operations

As an emerging growth company in its early stages of market penetration and customer acquisition, we continue to seek funding to support our operations and our research and development efforts, which result in new product introductions, market share increases, and participation in new markets.  On February 28, 2023, we completed a private placement offering, raising gross proceeds of $9.2 million, including $5.0 million in an initial closing in late December 2022 and $4.2 million in January and February 2023.  Guerrilla RF will continue to seek funding from capital and debt markets to continue as a going concern and to provide adequate capital for the continued growth of the company.

New Headquarters

In the first quarter of 2023, we moved into a new headquarters building in Greensboro, NC to support our growing employee base and research and development and customer support laboratory space requirements.  The new facility incorporates over 50,000 square feet of office and clean laboratory space, and will replace our former headquarters (also in Greensboro) of approximately 10,000 square feet of space.

Expansion of Distributor and Sales Networks

We work with global distributors and sales representatives to promote and expand our sales force.  Guerrilla RF leverages these ongoing business partnerships for long-term sales and market strategies.  In 2022, we expanded our sales representative network in North America, Korea, Japan, and China.  Currently, we work with two large electronic component distributors and over 20 sales representative organizations worldwide.

Key Metrics (Non-GAAP Measures)

These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of Company results as reported under GAAP.  The Company compensates for such limitations by relying primarily on GAAP results and using non-GAAP measures only as supplemental data.  In addition, because these non-GAAP measures are not measures of financial performance under GAAP and are susceptible to varying calculations, these measures, as defined by us, may differ from and may not be comparable to similarly titled measures used by other companies.

We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions, and assess working capital needs.

	Year Ended December 31,2022	Year Ended December 31, 2021
Key Metrics
Number of products released	18	14
Number of total products	119	101
Number of products with lifetime revenue exceeding $100 thousand	52	40

Number of products released:  The total quantity of distinct new products released into production (products that have completed design, quality, and supply chain readiness) for the period.

Number of total products:  The cumulative number of production-released products since Guerrilla RF's inception through the end of the period.

Number of products with lifetime revenue exceeding $100 thousand:  The number of products that have achieved the threshold of cumulative sales of $100,000 since our inception through the end of the period.

Components of Results of Operations

Revenues

We derive our revenue from sales of high-performance RF semiconductor products.  We design, integrate, and package differentiated, semiconductor-based products that we sell to customers through our direct sales organization, a network of independent sales representatives, and distributors.  We generate revenue from customers located within and outside the U.S. In addition to sales to customers, we generate royalty revenue under a royalty agreement with one semiconductor manufacturer.

Direct Product Costs and Gross Profit

Direct Product Costs.  Our direct product costs consist of actual direct product expenses, salaries and related expenses, overhead, third-party services vendors, and depreciation expense related to the equipment and information technology costs incurred directly in the Company’s revenue-generating activities.

Gross Profit.  Our gross profit is calculated by subtracting our cost of revenues from revenues.  Gross margin is expressed as a percentage of total revenues.  Our gross profit may fluctuate from period to period as revenues fluctuate due to the mix of products we sell to customers, royalty revenue volume, operational efficiencies, and changes to our technology expenses and customer support.

We plan to focus on and grow the sales volume of new and existing products with the highest gross margin.  We intend to continue investing additional resources in our engineering and design capabilities, which drive our research and development efforts and, in turn, drive additional revenue streams and enable us to improve our gross margin over time.  The level and timing of investment in these areas could affect our cost of revenues in the future.

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

Sales and marketing expenses consist primarily of employee compensation costs related to sales and marketing, including salaries, benefits, bonuses, and share-based compensation, costs of general marketing activities and promotional activities, travel-related expenses, and allocated overhead.  Sales and marketing expenses also include costs for advertising and other marketing activities.  Advertising is expensed as incurred.  As we expand our sales and marketing efforts, we expect our sales and marketing expenses will increase in absolute dollars.

Non-income taxes include excise taxes, sales and use taxes, capital stock and franchise taxes, and property taxes.  Capital stock and franchise taxes are taxes that States charge the Company for the privilege of incorporating or doing business in a State.

Interest Expense

Interest expense consists primarily of the interest incurred on our debt obligations, our factoring arrangement expense, the non-cash interest expense associated with the amortization of warrants issued to certain of our equityholders and debtholders that have a contingent beneficial conversion feature related to certain convertible notes payable, and lease expense related to our capital leases.

Other Income (Expenses)

On April 30, 2020, Guerrilla RF received loan proceeds of $535,800 under the Paycheck Protection Program ("PPP") established as part of the Coronavirus Aid, Relief and Economic Security Act administered by the Small Business Administration ("SBA")  PPP loans and accrued interest are forgivable after a “covered period” (24 weeks) as long as the borrower maintained its payroll levels and used the loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities.  As of December 31, 2020, Guerrilla RF had $535,800 of principal outstanding on its PPP loan together with accrued interest of $3,611, recorded as accounts payable and accrued expenses on our consolidated balance sheet.  On February 17, 2021, Guerrilla RF received notice from the SBA that the $535,800 PPP loan was forgiven, including all accrued interest.

On February 19, 2021, Guerrilla RF received a second PPP loan of $833,300 (the 2021 PPP Loan). Guerrilla RF used the 2021 PPP Loan to retain current employees, maintain payroll, and make lease and utility payments.  On August 18, 2021, Guerrilla RF received notice from the SBA that the 2021 PPP Loan, including accrued interest, had been forgiven.

The following table summarizes the results of our operations for the periods presented:

	Year Ended December 31,
	2022	2021
Revenues	$11,600,904	$10,479,899
Direct product costs	4,835,632	4,340,292
Gross profit	6,765,272	6,139,607
Operating expenses:
Research and development	8,114,377	4,592,879
Sales and marketing	4,634,012	2,752,153
General and administrative	5,138,410	2,464,295
Total operating expenses	17,886,799	9,809,327
Operating loss	(11,121,527)	(3,669,720)
Other income (expenses):
Interest expense	(874,713)	(551,495)
Other income (expenses)	(30,526)	1,384,060
Total other income (expenses), net	(905,239)	832,565
Net loss	$(12,026,766)	$(2,837,155)

Comparison for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenues	$11,600,904	$10,479,899	1,121,005	11%

Revenues increased $1.1 million to $11.6 million for the year ended December 31, 2022, as compared to $10.5 million for the year ended December 31, 2021.  The increase in revenue was driven by the growth of product sales to our catalog customers, our repeaters and DSA customers, and our wireless infrastructure customers over a wide breadth of applications and customers.  Sales to our catalog customers grew approximately 69% from the previous year.  New and established repeater and DSA product revenue also expanded 34% from 2021 to 2022.  Our overall number of product offerings and the number of customers we ship to in volume continue to contribute to increased sales.  Our increased sales were driven by market share increases and rebounding volumes in markets recovering from supply chain difficulties, in part due to COVID pandemic-related interruptions in worldwide manufacturing.  Royalty and non-recurring engineering revenue grew 60% to $0.8 million in 2022.  Recent agreements for aerospace engineering consulting and development have been a key contributor to the increase in our nonproduct revenue.

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue.  Using this definition, Guerrilla RF had one major customer, Richardson RFPD, Inc. ("RFPD"), during the years ended December 31, 2022, and December 31, 2021.  RFPD, a large product distributor serving numerous end customers, generated 81% of product shipment revenue for the years ended December 31, 2022 and 2021.

Nonproduct (royalty and non-recurring engineering ("NRE")) revenues increased 60% for the year ended December 31, 2022, compared to December 31, 2021, from $0.7 million to $1.1 million, as our royalty revenues flattened while NRE revenues grew.  We continued to develop and sell new products into our markets, and new product sales grew from $0.7 million for the year ended December 31, 2021 to $0.9 million for the year ended December 31, 2022, or 36%.  Also, our existing product sales continued to increase from $9.2 million for the year ended December 31, 2021 to $9.7 million for the year ended December 31, 2022, or 5%.

International shipments amounted to $7.8 million (approximately 70% of product revenue) and $6.5 million (approximately 66% of product revenue) for the years ended December 31, 2022, and December 31, 2021, respectively.

Direct Product Costs and Gross Profit

	Year Ended December 31,
	2022	2021	$ Change	% Change
Direct product costs	$4,835,632	$4,340,292	495,340	11%
Gross profit	$6,765,272	$6,139,607	625,665	10%

Direct product costs increased $0.5 million to $4.8 million for the year ended December 31, 2022, compared to $4.3 million for the year ended December 31, 2021.  The 11% increase in direct product cost was driven by a product sales volume increase of 11% (excluding royalty and NRE revenue).  This increase was partially offset by increased fixed overhead costs (Quality staffing and related costs).  Year-over-year gross profit was consistent with the percent change of direct product costs increasing 10% from 2021 to 2022.

Research and Development Expenses

	Year Ended December 31,
	2022	2021	$ Change	% Change
Research and development	$8,114,377	$4,592,879	3,521,498	77%

Research and development expenses increased $3.5 million to $8.1 million for the year ended December 31, 2022, compared to $3.6 million for the year ended December 31, 2021.  The increase was attributable to $1.4 million of employee additions in our engineering department, and $2.1 million was attributable to product development costs including prototype material and laboratory costs.

Sales and Marketing Expenses

	Year Ended December 31,
	2022	2021	$ Change	% Change
Sales and marketing	$4,634,012	$2,752,153	1,881,859	68%

Sales and marketing expenses increased $1.9 million to $4.6 million for the year ended December 31, 2022, compared to $2.8 million for the year ended December 31, 2021.  The 68% increase year over year was driven predominantly by employee additions at the executive level in customer support and inside sales.

General and Administrative Expenses

	Year Ended December 31,
	2022	2021	$ Change	% Change
General and administrative expenses	$5,138,410	$2,464,295	2,674,115	109%

General and administrative expenses increased $2.6 million to $5.1 million for the year ended December 31, 2022, compared to $2.5 million for the year ended December 31, 2021.  The increase was primarily related to increases in wages and benefits of $1.6 million, $0.7 million of legal and professional fees, and $0.3 million related to insurance. The increase in wages, benefits, and professional fees was driven by headcount additions within our information technology and accounting departments, and expenses required of being a public company.

Other Income (Expenses)

	Year Ended December 31,
	2022	2021	$ Change	% Change
Interest expense	$(874,713)	$(551,495)	$(323,218)	59%
Other income (expense)	(30,526)	1,384,060	$(1,414,586)	(102)%
Total other income (expenses), net	$(905,239)	$832,565	$(1,737,804)	(209)%

Interest expense increased approximately $0.3 million to $0.9 million for the year ended December 31, 2022, compared to $0.6 million for the year ended December 31, 2021.  The increase was attributable to two debt vehicles Guerrilla RF entered into in 2022.  The first was an asset-based loan with a total available draw of up to $3 million secured by inventory and accounts receivables.  The second was a $8 million commercial line of credit of which Guerrilla RF has drawn $5 million.

Other income decreased $1.4 million for the year ended December 31, 2022 to $.03 million other expense for the year ended December 31, 2022.  The driver of the other income in 2021 was due to both PPP loans being forgiven in 2021.  There was no PPP loan forgiveness in 2022.

Liquidity and Capital Resources

Our primary source of liquidity is cash raised from private placements and debt financing.  As of December 31, 2022, we had cash resources of $4.3 million.  We also have two loan facilities, one of which is for up to $3.0 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our consolidated financial statements), and the other of which is for up to $8.0 million with a different lender (referred to as the Salem Loan Facility, also described in Note 5 to our consolidated financial statements).  As of December 31, 2022, we had drawn down $0.72 million under the Spectrum Loan Facility and $5.0 million under the Salem Loan Facility.  The Company raised gross proceeds of approximately $9.2 million in a private placement offering with the final closing on February 28, 2023, including $4.2 million after December 31, 2022, to further support its current and future liquidity needs.  The Company believes that its existing cash and cash equivalents will provide sufficient resources to support operations through the second quarter of 2023.  Potentially, the Company could draw down additional funds under the Spectrum Loan Facility; however, its ability to do so is dependent upon the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility, which value fluctuates from time to time and is ultimately outside of the Company’s control.  In addition, the Company anticipates seeking permission from Salem to draw down up to an additional $3.0 million of the $8.0 million Salem Loan Facility; however, Salem has the discretion to, and may, decline the Company’s request.  The Company is also pursuing additional funding opportunities, including planning for a further capital raise in the second quarter of 2023 in connection with its planned uplisting to the Nasdaq or another national securities exchange.  In the event the Company is unable to secure these or other funding sources, it may be unable to fund ongoing operations and pay its obligations as they become due after the second quarter of 2023.

As described in Note 1 to our consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at December 31, 2022 of $27.1 million.  We expect losses and negative cash flows to continue in the near term, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our Company grows.  We plan to continue to invest in the implementation of our long-term strategic plan and we anticipate that we will require additional funding in fiscal 2023.  We will be actively pursuing additional funding as part of our ongoing strategic planning.  There is no assurance that appropriate funding will be available on terms, which are acceptable to us, or at all.  This requirement for additional funding raises substantial doubt about our ability to continue as a going concern.

The Company moved into its new corporate headquarters, located in Greensboro, North Carolina, in the first quarter of 2023.  As of December 31, 2022, the Company owed the new landlord $2.5 million related to agreed-upon excess construction costs, deferral fees, and interest for the new facilities as construction-in-progress.  The Company remitted the payment to the landlord for these costs in January 2023.  The Company anticipates at least another $0.7 million of excess construction costs and related interest and deferral fees for which it will be responsible, and they will become due in the first half of 2023.

Initial building asset addition financing related to furniture for the new headquarter facilities was completed in April 2022 and is further discussed in Note 5 to our consolidated financial statements as of December 31, 2022.  The Company will not make any scheduled lease payments for the new headquarter building until the second quarter of 2023, but it will begin recognizing associated lease expense in the first quarter of 2023.  The Company anticipates annual building lease payments of approximately $1.1 million, with the first annual lease payment period commencing in the second quarter of 2023.

The following table summarizes our sources and uses of cash for each of the periods presented.

Cash (used in) provided by:

	Year Ended December 31,
	2022	2021

Operating activities	$(9,248,403)	$(4,819,376)
Investing activities	(549,850)	(393,359)
Financing activities	8,824,675	10,099,451
Net increase (decrease) in cash	$(973,578)	$4,886,716

Operating Activities

Cash used in operating activities was $9.2 million and $4.8 million for the years ended December 31, 2022 and 2021, respectively.  Cash used in operating activities for the year ended December 31, 2022 principally resulted from our net loss of $12.0 million, with uses offset by non-cash depreciation and amortization of $1.4 million as well as $0.6 million in share-based compensation.  There was also $0.2 million provided from the decrease of prepaid expenses of $0.9 million, a decrease of accounts receivable of $0.5 million, and a decrease in operating lease expense of $1.2 million.   In addition, there was a $0.8 million increase in accounts payable and accrued expenses and a $0.2 million increase in inventory.

Cash used in operating activities for the year ended December 31, 2021, principally resulted from our net loss of $2.8 million.  Moderate increases in our accounts receivable and inventories were partially offset by moderate increases in accounts payable and a small decrease in our prepaid expenses.

Investing Activities

Cash used in investing activities was $0.5 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.   Cash used in investing activities resulted from capital expenditures on property and equipment for all periods presented.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2022, of $8.8 million was principally attributable to $5.1 million in net proceeds from two debt transactions noted above as well as total net proceeds from the first close of the private placement of common stock of $4.8 million.  Principal payments on capital leases reduced total cash provided by financing by $1.0 million.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2022.  As mentioned above associated with the move of our business headquarters in the first quarter of 2023, the Company anticipates at least another $0.7 million of excess construction costs and related interest and deferral fees for which it will be responsible, and they will become due in the first half of 2023.  We anticipate an annual lease expense of approximately $1.1 million over the 10-year and two-month term of the building lease.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$313,322	$313,322	$—	$—	$—
Long-term notes (excluding interest)	4,564,564	—	—	4,564,564	—
Short-term debt	959,803	959,803	—	—	—
Operating lease obligations	10,577,574	838,419	2,223,852	2,163,201	5,352,102
Finance lease obligations	4,063,124	1,078,506	2,010,168	974,450	—
Total	$20,478,387	$3,190,050	$4,234,020	$7,702,215	$5,352,102

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and judgments involve the valuation of our share-based compensation, including the underlying estimated fair value of our common stock.  Accordingly, actual results may differ from these estimates.  To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows will be affected.

Other than as described under Note 2 to our audited consolidated financial statements, the Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission on April 1, 2022, have not materially changed.

We believe that the accounting policies described below involve a greater degree of judgment and complexity.  Accordingly, these are the policies we think are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Liquidity and Going Concern

Our recurring operating losses and our current operating plans raise substantial doubt about our ability to continue as a going concern for the next twelve months.  Our independent registered public accounting firm issued their audit report on our consolidated financial statements for the years ended December 31, 2022 and 2021, which included an explanatory paragraph as to our ability to continue as a going concern.  While we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans through the second quarter of 2023, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate.

Our ability to continue as a going concern will depend on us being able to raise additional capital and/or secure additional loans to fund our operations and achieve our business objectives.  Our cash balance stood at $4.3 million on December 31, 2022; however, we have recorded a net loss of $12.0 million for the year ended December 31, 2022, or approximately $1.0 million per month.  On February 28, 2023, we completed a private placement offering, raising gross proceeds of $9.2 million, including $5.0 million in an initial closing in late December 2022 and $4.2 million in January and February 2023.

Potentially, we could draw down additional funds under our existing Spectrum Loan Facility; however, our ability to do so is dependent upon the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility, which value fluctuates from time to time and is ultimately outside of our control.  We anticipate seeking permission from Salem to draw down up to an additional $3.0 million of our $8.0 million Salem Loan Facility; however, Salem has the discretion to, and may, decline our request.  We are also pursuing additional funding opportunities, including planning for a further capital raise in the second quarter of 2023 in connection with our planned uplisting to the Nasdaq or another national securities exchange.  The ongoing inflationary economic environment and related capital market effects caused by the lingering effects of the COVID-19 pandemic, including its impact on the supply chain, cannot be predicted with certainty and may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition, and liquidity.  Our failure to do any of the aforementioned things could harm our business, financial condition and results of operations.  Ultimately, if we do not secure additional financing in a timely manner, we will be unable to fund ongoing operations and pay our obligations as they become due, affecting our ability to continue as a going concern.

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

The estimated fair value of each grant and modification of stock options awarded during fiscal 2022 and fiscal 2021 was determined using the following methods and assumptions:

●

Estimated fair value of common stock.  As our common stock was not publicly traded prior to May 13, 2022, and subsequently has only experienced limited trading volumes, our Board of Directors periodically estimated the fair value of our common stock considering, among other things, contemporaneous valuations of our preferred and common stock prepared by an independent third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

●

Expected term.  Due to the lack of a large public market for the trading of our common stock and the lack of sufficient company-specific historical data, the expected term of employee stock options is determined using the “simplified” method, as prescribed in SEC Staff Accounting Bulletin (“SAB”) No.107 (SAB 107), Share-Based Payment, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

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

The OPM treats common stock and preferred stock as call options on a company’s enterprise value, with exercise prices based on the liquidation preferences of the preferred stock.  Therefore, the common stock has value only if the funds available for distribution to the stockholders exceed the value of the liquidation preference at the time of an assumed liquidity event such as a merger, sale, or initial public offering.  The common stock is modeled as a call option with a claim on the enterprise at an exercise price equal to the remaining value immediately after the preferred stock is liquidated.  The OPM uses the Black-Scholes option-pricing model to determine the price of the call option.  The OPM is appropriate to use when the range of possible future outcomes is so difficult to predict that forecasts would be highly speculative.

Given the limited public trading market for our capital stock as of December 31, 2022, our Board of Directors exercised reasonable judgment and considered a number of subjective factors to determine the best estimate of the fair value of our common stock, including:

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

Our common stock became quoted on the OTCQX, an OTC Markets Group trading platform, on May 13, 2022.  We began using our quoted common stock price as a fair value estimation factor to value our common stock once it achieved sufficient trading volume during the year ended December 31, 2022.  In addition, as all of Guerrilla RF's preferred stock was converted into common stock in October 2021, we will no longer need to estimate the fair value of preferred stock as there was no issued or outstanding preferred stock as of December 31, 2022.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Guerrilla RF, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Audit Committee of Guerrilla RF, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Guerrilla RF, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2022, the Company changed its method of accounting for leases, effective January 1, 2022 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ FORVIS, LLP
(Formerly, Dixon Hughes Goodman LLP)

We have served as the Company’s auditor since 2021.

Raleigh, NC

March 3, 2023

Guerrilla RF, Inc.

Consolidated Balance Sheets

December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Assets
Cash	$4,340,407	$5,313,985
Accounts receivable, net	1,124,971	1,667,006
Inventories, net	1,672,925	1,439,014
Prepaid expenses	643,401	1,187,418
Total Current Assets	7,781,704	9,607,423

Prepaid expenses and other	3,574,746	-
Operating lease right-of-use assets	209,669	-
Property, plant, and equipment, net	5,098,097	1,027,312
Total Assets	$16,664,216	$10,634,735

Liabilities and Stockholders' Equity
Short-term debt	$959,803	$5,117
Operating lease, current portion	139,794	-
Finance lease, current portion	1,078,506	118,420
Accounts payable and accrued expenses	4,466,045	1,186,443
Total Current Liabilities	6,644,148	1,309,980

Long-term debt	44,279	-
Operating lease	71,714	-
Finance lease	2,984,618	264,347
Notes payable	4,564,564	144,783
Total Liabilities	14,309,323	1,719,110

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 37,267,237 and 33,222,192 shares issued and outstanding as of December 31, 2022 and 2021, respectively	3,727	3,322
Additional paid-in-capital	29,424,334	23,958,705
Accumulated deficit	(27,073,168)	(15,046,402)
Total Stockholders' Equity	2,354,893	8,915,625
Total Liabilities and Stockholders' Equity	$16,664,216	$10,634,735

Guerrilla RF, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021
Product	$10,558,570	$9,827,817
Royalties and non-recurring engineering	1,042,334	652,082
Total	11,600,904	10,479,899

Direct product costs	4,835,632	4,340,292

Gross Profit	6,765,272	6,139,607

Operating Expenses:
Research and development	8,114,377	4,592,879
Sales and marketing	4,634,012	2,752,153
General and administrative	5,138,410	2,464,295
Total Operating Expenses	17,886,799	9,809,327

Operating Loss	(11,121,527)	(3,669,720)

Interest expense	(874,713)	(551,495)
Other income (expenses)	(30,526)	1,384,060
Total Other Income (Expenses), net	(905,239)	832,565
Net Loss	$(12,026,766)	$(2,837,155)

Net loss per share - basic and diluted	$(0.36)	$(0.24)

Weighted average common shares outstanding - basic and diluted	33,302,237	$11,704,201

Guerrilla RF, Inc.

Consolidated Statements of Change in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2022 and 2021

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
December 31, 2020	$4,852	$2,261	$9,076,840	$(12,209,247)	$(3,125,294)
Net loss	-	-	-	(2,837,155)	(2,837,155)
Stock options exercised		247	36,748	-	36,995
Conversion of convertible preferred stock to common stock	(4,852.00)	1,432	300,000	-	296,580
Change in par value of common stock	-	(1,767)	-	-	(1,767)
Conversion of promissory notes to common stock	-	340	5,988,262	-	5,988,602
Issuance of common stock to former stockholders of Laffin Corporation	-	270	-	-	270
Sale of common stock in private placement, net of issuance costs	-	532	8,382,294	-	8,382,826
Repurchase of common stock from an unaccredited investor upon consummation of the merger	-	-	(1,477)	-	(1,477)
Share-based compensation	-	7	176,038	-	176,045
December 31, 2021	-	3,322	23,958,705	(15,046,402)	8,915,625
Net loss	-	-	-	(12,026,766)	(12,026,766)
Stock options exercised	-	1	5,231	-	5,232
Conversion of promissory notes to common stock	-	4	51,996	-	52,000
Equity financing, net of issuance costs	-	400	4,764,832	-	4,765,232
Share-based compensation	-	-	643,570	-	643,570
December 31, 2022	$-	$3,727	$29,424,334	$(27,073,168)	$2,354,893

Guerrilla RF, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(12,026,766)	$(2,837,155)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,357,571	371,435
Share-based compensation	643,570	176,045
Accretion of notes payables	48,070	-
Warrant amortization	-	45,527
PPP loan forgiveness	-	(1,369,100)
Gain on extinguishment of debt	-	(14,960)
Inventory allowance	-	12,794

Changes in assets and liabilities:
Accounts receivable	542,035	(13,201)
Inventories	(233,911)	(458,175)
Prepaid expenses	862,375	(1,086,971)
Accounts payable and accrued expenses	761,948	354,385
Operating leases	(1,203,295)	-
Net cash used in operating activities	(9,248,403)	(4,819,376)

Cash flows from investing activities
Purchases of property, plant, and equipment	(549,850)	(393,359)
Net cash used in investing activities	(549,850)	(393,359)

Cash flows from financing activities
Proceeds from notes payable and factoring agreement	9,070,726	5,097,870
Proceeds from equity financing	4,765,232	-
Proceeds from exercise of stock options	5,232	36,995
Principal payment of notes payable and recourse factoring agreement	(3,977,778)	(4,150,701)
Principal payment on finance lease	(985,622)	(100,839)
Repayment of finance insurance premiums	(53,115)
Proceeds from the APO	-	8,382,826
Proceeds from PPP loan	-	833,300
Net cash provided by financing activities	8,824,675	10,099,451

Net decrease in cash	(973,578)	4,886,716

Cash, beginning of period	5,313,985	427,269
Cash, end of period	$4,340,407	$5,313,985

Noncash transactions:
Property and equipment financed through finance leases	$4,745,311	$144,177
Other long-term asset additions included in accounts payable	$2,369,612	$-
Financing of insurance premiums and software	$382,843	$-
Right-of-use assets obtained through operating lease	$327,400	$-
Conversion of promissory notes to common stock	$52,000	$5,988,602
Property and equipment additions included in accounts payable	$15,873	$50,625

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

The Company has incurred substantial negative cash flows from operations in nearly every fiscal period since inception.  For the year ended December 31, 2022, the Company incurred a net loss of $12.0 million and used $9.2 million in cash to fund operations.  As a result, the Company had an accumulated deficit of $27.1 million as of December 31, 2022.  The Company's cash as of December 31, 2022 was $4.3 million.  We expect losses and negative cash flows to continue in the near term, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our Company grows.  We plan to continue to invest in the implementation of our long-term strategic plan and we anticipate that we will require additional funding in fiscal 2023.  There is no assurance that appropriate funding will be available on terms, which are acceptable to us, or at all.  This requirement for additional funding raises substantial doubt about our ability to continue as a going concern.

Our primary source of liquidity is cash raised from private placements and debt financing.  We also have two loan facilities, one of which is for up to $3.0 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our consolidated financial statements), and the other of which is for up to $8.0 million with a different lender (referred to as the Salem Loan Facility, also described in Note 5 to our consolidated financial statements).  As of December 31, 2022, we had drawn down $0.72 million under the Spectrum Loan Facility and $5.0 million under the Salem Loan Facility.  The Company raised gross proceeds of approximately $9.2 million in a private placement offering with the final closing on February 28, 2023, including $4.2 million after December 31, 2022, to further support its current and future liquidity needs.  The Company believes that its existing cash and cash equivalents will provide sufficient resources to support operations through the second quarter of 2023.  Potentially, the Company could draw down additional funds under the Spectrum Loan Facility; however, its ability to do so is dependent upon the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility, which value fluctuates from time to time and is ultimately outside of the Company’s control.  In addition, the Company anticipates seeking permission from Salem to draw down up to an additional $3.0 million of the $8.0 million Salem Loan Facility; however, Salem has discretion to, and may, decline the Company’s request.  The Company is also pursuing additional funding opportunities, including planning for a further capital raise in the second quarter of 2023 in connection with its planned uplisting to the Nasdaq or another national securities exchange.  In the event the Company is unable to secure these or other funding sources, it may be unable to fund ongoing operations and pay its obligations as they become due after the second quarter of 2023.

The Company will require additional funds to respond to business challenges, including developing new solutions or enhancing existing solutions, enhancing our operating infrastructure, expanding our sales and marketing capabilities, and acquiring complementary businesses, technologies, or assets.  We plan to engage in additional equity or debt financing to secure the necessary funds; however, equity and debt financing might not be available when needed or, if available, might not be available on terms satisfactory to us.  If we raise additional funds through equity financing, our stockholders may experience dilution.  Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt.  If we are unable to obtain adequate financing or financing on terms satisfactory to us in the future, our ability to continue as a going concern, to support our business growth, and to respond to business challenges could be significantly limited as we may have to delay, reduce the scope of, or eliminate some or all of our initiatives, which could harm our operating results.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and with the rules and regulations for reporting the Annual Report on Form 10-K ("Form 10-K"), and are presented in U.S. dollars.  Accordingly, they do not include all of the information and notes required by GAAP for annual consolidated financial statements.  Any reference in these Notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Guerrilla RF.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at  December 31, 2022 and 2021 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.

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

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

The Company’s accounts receivable are derived from revenue earned from customers located in and outside of the U.S. Major customers are defined as those generating revenue in excess of 10% of the Company’s annual product shipment revenue. The Company had one major customer during the years ended December 31, 2022 and 2021. Revenues from the major customer accounted for 81% of product shipment revenue for both the years ended December 31, 2022 and 2021.  Accounts receivable from our major customer represented 76% of accounts receivable at December 31, 2022, and 78% of accounts receivable at December 31, 2021.

Accounts Receivable

Accounts receivable primarily relate to amounts due from customers, which are typically due within 30 to 45 days. Accounts receivable also include royalty revenue from our one royalty agreement. The Company provides credit to its customers in the ordinary course of business and evaluates the need for allowances for potential credit losses.  The Company does not require collateral or other security for accounts receivable. To reduce credit risk with accounts receivable, the Company performs ongoing evaluations of its customers’ financial condition.  The Company establishes an allowance for expected credit losses and other customer claims.  Historically, such losses have been immaterial and within management's expectations.

The Company had a factoring agreement that provided advance payments on up to 85% of invoices issued to RFPD, its largest distributor, with receivables less than 90 days outstanding secured by the remaining 15%.  As of December 31, 2021, the Company had $0 of factored invoices.  The Company terminated this factoring agreement in the second quarter of 2022.

On  June 1, 2022,  the Company established a new loan facility (the Spectrum Loan Facility) with Spectrum.  The Spectrum Loan Facility provides for advance payments up to $3 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of December 31, 2022, there were $0.7 million of advances under the Spectrum Loan Facility.  At December 31, 2022, $0.1 million of excess collateral was due from Spectrum, which is included in accounts receivable on the consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The recoverability of assets held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less costs to sell. The Company evaluated its long-lived assets for impairment in the year ended December 31, 2022 and determined a small subset of its production mask sets and one laptop were impaired and recorded an asset impairment expense.  See Note 4 for further information. The Company did not record any expense related to asset impairment in 2021.

Deferred Offering Costs

The Company has not capitalized legal, professional, accounting, and other third-party fees directly associated with common equity financings as deferred offering costs as these acquisition costs are immaterial in relation to the financing and as a portion of our consolidated balance sheet.  Transaction costs consisting of legal, accounting, financial advisory, and other professional fees incurred as part of the Merger mentioned in Note 1, and the private placements mentioned in Note 6 were offset against the total proceeds from the Merger and private placements in the accompanying consolidated financial statements for both the years ended December 31, 2022 and 2021.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

Convertible Preferred Stock Warrants

Accounting standards require that freestanding warrants and similar instruments, with certain settlement features of the financial instruments, should be accounted for as a preferred stock warrant liability even though the underlying shares of capital stock may be classified as equity. Such warrants would be measured and recognized at fair value and subject to re-measurement at each balance sheet date.  All of the Company’s convertible preferred stock warrants were previously classified as equity (see Note 1 for further discussion of the equity conversion as part of the Merger).  The Company did not have any convertible preferred stock warrants as of December 31, 2022 and 2021.

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

As of December 31, 2022 and 2021, the Company had $250 thousand and $0, respectively, of revenue from contracts with customers to be recognized over time as the services are delivered to the customer.  Certain nonrecurring engineering service revenues are recognized over time as the services are delivered to the customer.  During the year ended December 31, 2022, the Company recognized $0 of revenue that was deferred as of December 31, 2021.  As of December 31, 2022 and 2021, the Company did not have any contract liabilities where performance obligations have not yet been satisfied.  During the years ended December 31, 2022 and 2021, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The costs incurred by the Company for shipping and handling are classified as cost of revenue in the consolidated statements of operations. Any incidental items that are immaterial in the context of a sale to a customer are recognized as expense.

Direct Product Costs

The Company’s direct product costs consist primarily of salaries and related expenses, overhead, third-party services vendors, shipping and handling, and depreciation expense related to the equipment and information technology costs incurred directly in the Company’s revenue-generating activities.

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

For the Years Ended  December 31, 2022 and 2021

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

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses for the years ended  December 31, 2022 and 2021 were $39,219 and $18,108, respectively.

Inventories

Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first‐in, first‐out (FIFO) method.  The Company analyzes its product portfolio and inventory aging in determining whether an inventory allowance is needed.  Historically, such allowances have been immaterial and within management's expectations.

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

FASB ASC Subtopic 740 10, Accounting for Uncertainty of Income Taxes, (“ASC 740 10”) defines the criterion upon which an individual tax position must meet for any part of the benefit of the tax position to be recognized in consolidated financial statements prepared in conformity with GAAP. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the consolidated financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. In accordance with the disclosure requirements of ASC 740 10, the Company’s policy on the statement of operations classification of interest and penalties related to income tax obligations is to include such items as part of total income tax expense.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants, which would result in the issuance of incremental common stock. For periods prior to the Merger mentioned in Note 1, each of Guerrilla RF’s shares of capital stock issued and outstanding immediately prior to the closing of the Merger was retrospectively converted into approximately 2.95 shares of the Company's common stock.  In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations because a net loss existed for the years ended December 31, 2022 and 2021. As such, all preferred stock, warrants, and options were excluded from the calculation of net loss per share for the years ended December 31, 2022 and 2021.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	2022	2021
Common stock warrants	2,855,101	331,580
Restricted stock units	873,820	-
Stock options	3,607,318	3,180,882
	7,336,239	3,512,462

Recent Accounting Pronouncements

In  February 2016, the FASB issued ASC Topic 842, Leases. This standard requires all entities that lease assets with terms of more than 12 months to capitalize the assets and related liabilities on the balance sheet.  In  June 2020, the FASB issued ASU 2020-05, which delayed the effective date of Topic 842 until  January 1, 2022.  The Company adopted Topic 842 in the fiscal quarter ended  March 31, 2022.  See Note 8 for further information related to lease obligations on the consolidated balance sheet upon adopting ASC Topic 842.

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

In  August 2020, the FASB issued ASC Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The goal of the ASC is to simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The new standard is effective for fiscal years beginning after  December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after  December 15, 2020, including interim periods within those fiscal years. The Company adopted this accounting guidance in the fiscal quarter ended  March 31, 2022, and it did not have a material impact on its consolidated financial statements.

Effective  January 1, 2022, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes.  The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences.  ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes.  The amendments in ASU 2019-12 became effective for the Company as of the beginning of our 2022 fiscal year.  The Company adopted ASU 2019-12 on a prospective basis and the adoption did not have a material impact upon its financial condition or results of operations.

In  September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.  This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services.  These amendments are effective for fiscal years beginning after  December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after  December 15, 2023.  The Company is currently assessing the impact of this guidance on our consolidated financial statements.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

3. Inventories

Inventories are summarized as follows:

	2022	2021
Raw materials	$696,409	$629,090
Work-in-process	44,037	339,746
Finished goods	932,479	482,972
Inventory allowance	-	(12,794)
Inventory, net	$1,672,925	$1,439,014

As of December 31, 2021, there was an inventory allowance of $12,794 made up of potential scrap and obsolete inventory.

4. Property and Equipment

Property and equipment is summarized as follows:

	2022	2021
Production assets	$1,849,808	$1,616,308
Computer equipment and software	809,038	647,852
Lab equipment	3,965,189	103,427
Office furniture and fixtures	1,044,858	51,354
Leasehold improvements	123,109	123,109
Construction work in progress	207,027	63,750
	7,999,029	2,605,800
Less accumulated depreciation	(2,900,932)	(1,578,488)
	$5,098,097	$1,027,312

Depreciation expense was $1,357,571 and $371,435 for the years ended December 31, 2022 and 2021, respectively.

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

In fiscal 2022, the Company concluded the undiscounted future cash flows associated with certain of its long-lived assets, specifically mask sets used in the production of a small subset of Company products and information technology equipment, indicated the carrying amount of those items was not recoverable.  As a result, the Company reviewed the long-lived assets for impairment and recorded a $20 thousand impairment charge included in General and Administrative expenses on the consolidated statement of operations.  The impairment was measured under an income approach utilizing forecasted discounted cash flows to determine fair values of the impairment assets.  The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value Measurement.

At  December 31, 2022, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

5. Debt

Factoring Arrangement

The Company previously had an accounts receivable factoring arrangement with a financial institution (the “Factor”), which ended in the second quarter of 2022.  Under the terms of the agreement, the Company, from time to time, sold to the Factor certain of its accounts receivable balances on a recourse basis for credit-approved accounts.  The Factor remitted 85% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees to be paid to the Company once the Factor collected the entire accounts receivable balance from the customer.  The factoring fee was 0.98 % of the invoice’s face value factored for the first 30 days required to collect the invoice and prorated on a per diem basis at 0.0327 % each day thereafter.  The minimum invoice fee for any factored invoices was $1.50.  The Company included the cost of factoring in interest expense.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

As stated previously, the Company factored the accounts receivable on a recourse basis.  Therefore, if the Factor could not collect the factored accounts receivable, the Company had to refund the Advance Amount remitted to it for any uncollected accounts receivable.  Accordingly, the Company recorded the liability of having to refund the Advance Amount as short-term debt when the factoring arrangement was utilized.  The Company terminated the factoring arrangement as of  June 1, 2022.  As of December 31, 2022, and 2021 there were no advances or other liabilities outstanding under the factoring arrangement.

The cost of factoring was as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Factoring Fees	$-	$87,122

Spectrum Loan Facility

The Company entered into the Spectrum Loan Facility with Spectrum pursuant to the terms of the General Credit and Security Agreement (the "Credit Agreement"), the Company  may borrow monies to purchase eligible equipment in an amount equal to the lesser of (i) 75% of the cost of such eligible equipment and (ii) $500,000; provided that this maximum eligibility will automatically be reduced by 1/48th each month during the term of the facility. The Credit Agreement also allows for additional borrowing in an amount equal to the lesser of (i) 50% of the net amount of eligible inventory (as defined in the Credit Agreement), (ii) $350,000, and (iii) 50% of the purchased accounts receivable outstanding under the related Assignment of Accounts and Security Agreement (the “AR Agreement”).

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

The Spectrum Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.  For the year ended December 31, 2022, the Company maintained compliance with these covenants and restrictions.

The Company has borrowed $0.7 million under the Spectrum Loan Facility as of December 31, 2022.  The Company includes the interest expense of the Spectrum Loan Facility ($66 thousand) as part of its interest expense on its consolidated statements of operations, and the total amount of $0.7 million borrowed under the Spectrum Loan Facility is included as short-term debt on the consolidated balance sheet as of December 31, 2022.

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

The Salem Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.  For the year ended December 31, 2022, the Company maintained compliance with these covenants and restrictions.

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

The Company has borrowed $5.0 million under the Salem Loan Facility as of December 31, 2022.  As of December 31, 2022, the Company includes the interest expense of the Salem Loan Facility ($172 thousand) as part of its interest expense on its consolidated statements of operations, the total amount of $5.0 million borrowed as undiscounted long-term debt on its consolidated balance sheets ($4.6 million discounted long-term debt), and the 150,000 shares of common stock issued ($0.5 million) within the consolidated statements of stockholders' equity (deficit) .

Loans Payable – EIDL

In response to COVID-19, the SBA created the EIDL program in  March 2020.  The program's purpose was to help small businesses meet financial obligations that could have been met had the COVID-19 pandemic not occurred.  Unlike the Paycheck Protection Program ("PPP"), an EIDL loan is not forgivable in the future but provides favorable interest and payment terms.  The maximum EIDL available was equivalent to six months of a business’s working capital, up to $150,000.  Businesses could use EIDL proceeds for working capital and normal operating expenses.  On  June 24, 2020, the Company received loan proceeds of $150,000 under the EIDL program.  As part of the EIDL program, the Company agreed to the SBA collateral conditions and agreed to pay annual interest of 3.75% per annum on the outstanding principal balance.  Monthly installment payments were to commence at the end of the anticipated deferral allowance period in  December 2022 for up to a maximum of 30 years from the loan date (thus, 2050).  As mentioned above, in conjunction with closing the Salem Loan Facility on  August 11, 2022, the Company repaid the entire outstanding principal ($149,900) and accrued interest ($12 thousand) of the EIDL loan.

Loans Payable – PPP

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

The Company recorded the forgiveness of both PPP loans and the related accrued interest as a gain in other income (expense) on the consolidated statements of operations.  Accordingly, as of December 31, 2022, the Company had no principal outstanding on the PPP loans or accrued interest.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

Notes Payable

Since its founding, the Company has utilized privately placed funding through equity and unsecured debt instruments.  See Note 6 for details on equity funding.

The Company entered into several debt arrangements from capital raise events and bridge loans from existing investors.  These debt arrangements were characterized by interest-only quarterly payments paid in arrears. Per the terms of the debt arrangements, the principal was paid in its entirety at the respective maturity date. In addition, all such debt agreements could be prepaid by the Company without any penalty.

From March 2017 through July 2020, the Company entered into debt financings with multiple investors for a total of $4,000,000 in promissory notes with various maturity dates from March 2022 to December 31, 2023.  The debt instruments had interest rates from 8% to 12% per annum.  The outstanding balances of the promissory notes were converted to common stock at the closing of the Merger.

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

For the Years Ended  December 31, 2022 and 2021

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

Per the terms of several debt arrangements entered into with new and existing investors prior to the Merger, the principal was to be paid in its entirety at the respective maturity date or upon conversion as a result of the Merger without any penalty.  Upon successful closing of the aforementioned Merger and related financing, all of the outstanding principal amounts of the new notes payable issued just prior to the Merger ($1,488,600) and the above-described existing notes payable ($4.5 million), automatically, without the necessity of any action by the noteholder or the Company, converted into securities of the Company.  All accrued but unpaid interest on the existing and new notes payable as of the effective date of the Merger were paid in cash to the noteholder within fifteen (15) business days following the Merger ($51,627).

Warrants

In connection with some of the debt described above, certain lenders were issued warrants to purchase up to 116,733 pre-Merger shares of Series D and E preferred stock at $2.57 per share.  In April 2018, Guerrilla RF completed a Series E preferred stock convertible note private offering in which 898,542 pre-Merger shares of Series E Preferred Stock were issued at $2.57 per share together with warrants to purchase an additional 77,821 pre-Merger shares of Series E preferred stock.  In consideration of funds advanced pursuant to a $1,000,000 promissory note accruing interest at 8% per annum from an existing investor, Guerrilla RF issued warrants on June 1, 2018, for the purchase of 38,911 pre-Merger shares of Series E Preferred Stock (in total) at $2.57 per share with different termination dates.  All outstanding warrants immediately prior to the October 22, 2021 closing date of the Merger were converted into Company common stock (as further described in Note 1).

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

Long‐term debt is summarized as follows:

	2022	2021
Note payable with monthly interest-only payments at 11%, maturing in August 2027, unsecured, net of loan origination fees	4,408,187	-

Note payable with monthly payments beginning in June 2022 at 3.75% interest, maturing in June 2050, secured by all tangible and intangible property	-	149,900

Finance agreement for directors and officers insurance premium with monthly payments at 4.95% interest, maturing in August 2023	216,886

Finance agreement for software, with monthly payments at various interest rates, and maturity dates	216,217

Recourse factoring	727,356	-

Total notes payable	5,568,646	149,900

Less current portion	(959,803)	5,117

	$4,608,843	$144,783

Guerrilla RF, Inc.

Notes to Consolidated Fin

ancial Statements

For the Years Ended  December 31, 2022 and 2021

Debt Maturity

Debt is expected to mature as follows:

2023	$959,803
2024	18,360
2025	18,861
2026	6,092
2027	4,565,530
Thereafter	-
$5,568,646

6. Common Stock and Convertible Preferred Stock

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $ 0.0001 as of December 31, 2022 and 2021.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through December 31, 2022.

Following the Effective Time of the Merger, the Company sold 33,147,192 shares of common stock pursuant to a private placement offering at a purchase price of $2.00 per share for aggregate gross proceeds of $11.5 million. The Company incurred issuance costs of $2.1 million, which were offset against the proceeds from this offering and are recorded in the accompanying consolidated financial statements for the year ended December 31, 2021.

On December 30, 2022, Guerrilla RF, Inc. the Company completed the initial closing of a private placement of up to $10.0 million in aggregate gross proceeds (the “Offering”) as it entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with investors (the “Purchasers”) pursuant to which the Company sold 3,882,340 units (the “Units”), each Unit consisting of one share of the Company’s common stock and one warrant to purchase one-half of a share of common stock (the “Warrant”).  The purchase price of each Unit was $1.30 per Unit, resulting in gross proceeds at this initial closing of approximately $5.0 million before the deduction of estimated Offering expenses of approximately $700,200.  Pursuant to the terms of the Offering, the Company continued to accept subscriptions for Units and had additional closings through February 28, 2023.

Each full Warrant has an exercise price of $2.00 per whole share of common stock, subject to adjustment, and is exercisable for a period of five years beginning six (6) months from the date of the final closing of the Offering.

In connection with the Offering, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company is required to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of (i) the shares of common stock issued to the Purchasers in the Offering, and (ii) the shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) within 30 days following the final closing of the Offering.  The Company is required to use its reasonable best efforts to cause the registration statement to be declared effective no later than 120 days following the final closing of the Offering.

Laidlaw & Company (UK), Ltd. served as the exclusive placement agent and GP Nurmenkari, Inc. served as a selected dealer for the Offering (collectively, the “Placement Agents”).  In addition to an aggregate cash fee of approximately $504,704, representing 10% of the gross proceeds from the initial closing, the Placement Agents will receive warrants (the “Placement Agent Warrants”) to purchase 582,351 shares of Common Stock (the “Placement Agent Warrant Shares”).  The Placement Agent Warrants are exercisable for a period of five years and have an exercise price of $1.30 per share.

The aforementioned Units and Warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), but were offered and sold pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

Common Stock Warrants

In  October and  November 2021, the Company issued warrants to nonemployees to purchase 183,100 and 148,480 shares of common stock, respectively, as payment for services related to the private placement and the Merger.  The warrants have an exercise price of $2.00 per share and are immediately exercisable and expire in  October and  November 2026, respectively.  The Company determined the warrants to be equity-classified awards and recorded them as issuance costs related to the sale of common stock associated with the private placement and Merger (see Note 1).  As mentioned above, on December 30, 2022, the Company completed the initial closing of its Offering.  Each Unit sold in the Offering includes one warrant to purchase one-half of a share of common stock.  Thus, as of December 31, 2022, Units sold in the Offering include warrants to purchase 2,523,521 shares, which warrants will be issued upon the final closing of the Offering.  The 2,523,521 Warrant Shares comprise 1,941,170 Purchaser Warrant Shares and 582,351 Placement Agent Warrant Shares, each exercisable for a period of five years beginning six months following the final closing of the Offering.

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series.

Prior to the Merger Guerrilla RF had utilized convertible preferred share issuances, convertible debt issuances, and convertible warrants from private investors to fund its business operations and growth. No dividend was payable on shares of Guerrilla RF common stock or its classes of preferred stock.  At the closing of the Merger, all Guerrilla RF preferred stock was converted into common shares of the Company.  There is no issued or outstanding preferred stock as of December 31, 2022 and 2021.

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

In 2021, the Board adopted the Equity Incentive Plan (the “2021 Plan”), which authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units ("RSU"), performance awards, cash awards, and stock bonus awards.  The Company initially reserved 222,991 shares of common stock, plus any reserved shares not issued or subject to outstanding grants under the 2014 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan.  The number of shares reserved for issuance under the 2021 Plan will increase automatically on  January 1 each year until 2031 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding  December 31, or a number as  may be determined by our Board.

The general purpose of the 2014 Plan and the 2021 Plan is to allow the Company to attract and motivate key employees and directors to align their interests with those of the Company’s shareholders.

Stock Awards

On   January 1, 2022, the Compensation Committee of the Board awarded 75,000 shares of common stock (valued at $2.00 per share) to the non-employee directors for services provided in 2021.  These common stock awards vested immediately.

Stock Option Awards

The Company measures the fair value of each option award on the date of grant using the Black‐Scholes option-pricing model, which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk-free interest rate, and dividend yield. The fair value of each grant of options was determined using the methods and assumptions discussed below:

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

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

For the years ended December 31, 2022 and 2021, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2022	2021
Expected term (in years)	6.25	6.25
Expected volatility	52%	67%
Risk-free rate	3.96%	0.11%
Dividend rate	—	—

The weighted average grant date fair value of stock option awards granted was $1.30 and $0.97 during the years ended December 31, 2022, and 2021, respectively.

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period.  Unrecognized compensation costs related to non‐vested options at  December 31, 2022 amounted to$496,659, which are expected to be recognized over an average of approximately three years.

Stock option activity by share is summarized as follows for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)
Shares underlying outstanding awards at December 31, 2020	3,209,141	$0.67	3.65
Granted	82,716	0.97
Exercised	(110,975)	0.36
Shares underlying outstanding awards at December 31, 2021	3,180,882	0.38	5.30
Granted	472,000	1.30
Exercised	(12,702)	0.41
Forfeited	(32,862)	0.95
Shares underlying outstanding awards at December 31, 2022	3,607,318	$0.59	4.85
Exercisable options at December 31, 2022	2,905,460	$0.37	4.32

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

In  April 2022, the Compensation Committee of the Board granted 248,500 stock options to new employees at an exercise price of $2.00 per share.  These option awards vest equally over four years (25% per year) on the anniversary of the date the recipient started working for the Company.

In  September 2022, the Compensation Committee of the Board granted 93,500 stock options to new employees at multiple exercise prices between $2.00 and $4.15 per share.  These option awards vest equally over four years (25% per year) on the anniversary of the date the recipient started working for the Company.

The number of options exercised during the year ended December 31, 2022 was 12,702.  The aggregate intrinsic value of outstanding options exercisable as of  December 31, 2022, was $3.3 million.  As of December 31, 2022, stock-based compensation for unvested options granted of $0.5 million will be recognized over a remaining weighted-average requisite service period of 2.3 years.

Restricted Stock Unit ("RSU") Awards

In the year ended December 31, 2022, the Compensation Committee of the Board granted 873,820 RSUs (net of cancellations/forfeitures) to various employees and directors.  The RSU awards made to non-employees (150,000, net of cancellations/forfeitures) vest 100% on the earliest of (i)  June 2, 2023, subject to the recipient's continued service to the Company, (ii) the recipient's death, or (iii) the recipient's disability. The RSUs awarded to employees (723,820, net of cancellations/forfeitures) vest over three equal annual installments from the date of the grant.  The RSUs awarded are subject to the recipient’s continued service through the applicable vesting date and the shares not vested are forfeited upon separation from or discontinuation of services to the Company.  The share-based compensation expense to be recognized for these RSUs over the remaining vesting period subsequent to December 31, 2022 is approximately $1.1 million.

The employee stock option and RSU grants during the year ended  December 31, 2022 were issued from the 2021 Plan.  The fair value of each RSU was estimated on the date of grant, based on the weighted average price of the Company's stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate.  The Company will issue new shares of common stock to satisfy RSUs upon vesting.  The Company did not make any RSU grants in 2021.  The following table summarizes the RSU activity and weighted averages.

The following table summarizes RSU activity:

	2022
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	-	$-
Granted	903,120	1.79
Vested	-	-
Cancelled/Forfeited	(29,300)	2.00
Outstanding at December 31, 2022	873,820	$1.78

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded stock-based compensation expense in the following expense categories in the consolidated statements of operations for the years ended December 31, 2022 and 2021:

	2022	2021
Direct product costs	$21,088	$-
Research and development	$181,792	$-
Sales and marketing	$108,318	$-
General and administrative	$332,372	$176,046
	$643,570	$176,046

No income tax benefits have been recognized in the consolidated statements of operations for stock-based compensation arrangements, and no stock-based compensation costs have been capitalized as property and equipment through December 31, 2022.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

8. Commitments and Contingencies

Lease Commitments

As of  January 1, 2022, the Company adopted ASC Topic 842 and selected the transition alternative method with no comparative period adjustment.  The practical expedients elected were no reassessment of lease classification, no re-evaluation of embedded leases, no reassessment of initial direct costs, and short-term lease exemption.  On  January 1, 2022, the Company recorded a finance lease asset and liability of $2.6 million and an operating right-of-use asset and liability of $0.3 million.

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	December 31, 2022
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$209,669

Current portion of operating lease liabilities	Operating lease, current portion	139,794
Noncurrent portion of operating lease liabilities	Operating lease	71,714
Total operating lease liabilities		$211,508

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$4,124,093

Current portion of finance lease liabilities	Finance lease, current portion	1,078,506
Noncurrent portion of finance lease liabilities	Finance lease	2,984,618
Total finance lease liabilities		$4,063,124

Lease cost recognized in the consolidated financial statements is summarized as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2022(1)
Operating lease cost	$135,842	$131,191

Finance lease cost:
Amortization of lease assets	977,771	79,495
Interest on lease liabilities	251,228	21,108
Total finance lease costs	$1,228,999	$100,603

(1) Represent amounts under ASC 840.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

Other supplemental information related to leases is summarized as follows:

December 31, 2022
Weighted average remaining lease term (in years):
Operating leases	1.48
Finance leases	3.73

Weighted average discount rate:
Operating leases	7.35%
Finance leases	7.05%

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2022:
Operating cash flows from operating leases	$133,637
Operating cash flows from finance leases	$251,228
Financing cash flows from finance leases	$985,622

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of December 31, 2022:

	Payments Due by Period
	2023	2024	2025	2026	Thereafter	Total
Finance leases	$1,329,924	$1,305,620	$984,853	$902,927	$116,018	$4,639,342
Less interest	251,418	176,040	104,265	42,185	2310	576,218
Finance lease liabilities	$1,078,506	$1,129,580	$880,588	$860,742	$113,708	$4,063,124

Operating leases	$150,687	$73,193	$-	$-	$-	$223,880
Less present value adjustment	10,893	1,479	-	-	-	12,372
Operating lease liabilities	$139,794	$71,714	$-	$-	$-	$211,508

The Company leases its former headquarters office facilities in Greensboro, North Carolina under a lease agreement, which expires in  June 2024.  The lease agreement allows for early cancellation, subject to payment of an early cancellation penalty.  Under the lease agreement, the Company is responsible for certain insurance and maintenance expenses.  In addition, the lease agreement contains scheduled rent increases.  The related rent expense for the lease is calculated on a straight-line basis according to the rental terms of the lease.

New Headquarters Capital Addition Financing

In  July 2021, the Company entered into a lease agreement for new headquarters (also in Greensboro, North Carolina), with a lease term of ten (10) years and two months from the date the Company commences occupancy, which occurred in the first quarter of 2023.  Under the lease agreement, the Company is responsible for certain insurance and maintenance expenses, which are not part of the minimum lease payments.  In addition, the lease agreement contains scheduled rent increases.  Upon taking control of the building, the related rent expense for the lease will be calculated on a straight-line basis according to the lease's rental terms.  The Company will commence remitting scheduled lease payments in the second quarter of 2023.  The Company anticipates an annual lease expense of approximately $1.1 million over the term of the lease and lease expense recognition will commence in the first quarter of 2023.  The initial lease payment will be made in the second quarter of 2023.

In conjunction with the Company's planned move into expanded office facilities in early 2023, which will become the Company's new headquarters, the Company entered into a lease financing arrangement related to furniture for the new office facilities in  April 2022.  The total cost of the furniture financed was $1.1 million, which included tax, freight, interim storage, and installation labor.  The Company was responsible for paying interest-only payments to the financing company related to the furniture procurement order (interest on principal of $496 thousand) placed in  April 2022 prior to the first scheduled principal financing payment, which occurred in  August 2022 ($246 thousand).  The Company made interest-only payments to the financing company related to the furniture procurement order through  August 2022 in the amount of $17 thousand.  Subsequent to  August 2022 through December 31, 2022, the Company has paid $96 thousand in principal and $14 thousand in interest.  The total scheduled principal and interest payments to be made after December 31, 2022 are $692 thousand.

The Company entered into a lease agreement in  July 2021 for its new headquarters.  The new headquarters were renovated in accordance with plans agreed upon with the landlord, and the Company took possession of the building in the first quarter 2023 when all improvements and renovations (the "new building asset additions") were substantially complete.  Initially, the Company anticipated the new building asset additions being completed and taking possession in  September 2022; however, the landlord, as the sole improvement and renovation contractor, experienced significant construction delays.  In  August 2022, the Company reached an agreement with the landlord over the timing of the payments for the new building asset additions in light of the significant construction delays.  The Company anticipates the total cost of the new building asset additions will be approximately $7.5 million, with the Company being responsible for the balance in excess of the landlord's $3.5 million allowance (the "excess construction costs") plus deferral fees and interest.

As part of the aforementioned   August 2022 lease amendment, the Company made the landlord an initial payment of $1.3 million towards the excess construction costs and related financing costs.  The  August 2022 lease amendment included new financing terms for the excess construction costs, which include a deferral fee (2% per annum) and interest (18% per annum).  Thus, the Company will pay the landlord a 2% deferral fee to be applied to all current and future excess construction costs as invoiced by the landlord.  The Company will also pay 18% interest on all such current and future excess construction costs and deferral fees from the date the landlord invoices them until the Company remits payment.  The initial payment of $1.3 million towards the excess construction costs was applied first to accrued interest, then to the deferral fee, and then to advanced rent payments.  The Company was not required to make any additional payments until after the Company completed an additional capital raise, but no later than  December 15, 2022 (and up to  December 31, 2022 at the landlord's discretion).  At that time, the Company was required to pay the landlord, in full, all unpaid excess construction costs, deferral fees, and interest then due (the "Capital Raise Payment").  After the Capital Raise Payment, the Company must resume making monthly invoiced payments related to the excess construction costs, including deferral fees and interest.  The Company had the initial closing of its capital raise on December 30, 2022.  The Company has recorded the advanced rent amounts paid and payable to the landlord as long-term prepaid expenses and other on the consolidated balance sheets as of December 31, 2022.  These amounts will be reclassified to the operating lease right-of-use asset upon lease commencement in the first quarter of 2023.  The Company remitted the Capital Raise Payment to the landlord on January 3, 2023 for $2.5 million.

Legal

In the ordinary course of business, the Company  may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at December 31, 2022 or 2021.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company  may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company  may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It  may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the consolidated financial statements.  As a result, no liability for these agreements has been recorded at  December 31, 2022 or 2021.

Employment Agreement

The Company has entered into an employment agreement with one executive.  This employment agreement was entered into effective as of  January 1, 2020.  The Company desired the assurance of the executive's continued association and services to retain the executive's experience, skills, abilities, background, and knowledge. The employment is at-will, and the Company  may terminate the employment relationship at any time, with or without cause, and with or without notice.  The terms of the agreement stipulate compensation, benefits, specific restrictive covenants, and Company obligations upon termination of the employment agreement, including severance pay calculated as twelve monthly payments of the executive's monthly base salary.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

9. Income Taxes

The Company did not have any income tax expense for the years ended  December 31, 2022 or 2021.

The provision for income taxes for the years ended December 31, 2022 and 2021 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to a valuation allowance.  The accounting estimates used to compute the provision for income taxes  may change as new events occur, more experience is obtained, additional information becomes known, or the tax environment changes.

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets.  Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability.  Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2022 and  December 31, 2021.

On  August 9, 2022, the U.S. Government enacted the U.S. CHIPS and Science Act (“CHIPS Act”).  The CHIPS Act creates a 25% investment tax credit for certain investments in domestic semiconductor manufacturing.  The credit is provided for qualifying property, which is placed in service after  December 31, 2022, and any impact to the Company would start in fiscal 2023.  On  August 16, 2022, the U.S. Government enacted the Inflation Reduction Act.  The Inflation Reduction Act introduces a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations.  Applicable corporations would be allowed to claim a credit for the minimum tax paid against regular tax in future years.  The Inflation Reduction Act also includes an excise tax that would impose a 1% surcharge on stock repurchases.  This excise tax is effective  January 1, 2023.  The Company is currently evaluating the effect the CHIPS Act and the Inflation Reduction Act will have on its consolidated financial statements.  At present, the Company does not expect that any of the provisions included in the two aforementioned pieces of legislation will result in a material impact to the Company’s deferred tax assets, liabilities, or income taxes payable.

Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

	2022	2021
Noncurrent deferred income tax asset arising from:

Accounts payable	$461,253	$272,585
Property, plant, and equipment	39,598	11,090
Equity-based compensation	112,336	65,127
Contribution carryforward	5,856	4,860
NOL carryforward	3,994,815	3,452,349
NEL carryforward	239,315	324,685
R&D credit	626,347	365,668
Operating lease liability	48,594	-
Capitalized research and development expense	1,639,623	-
Total deferred tax assets	7,167,737	4,496,364

Noncurrent deferred income tax liability arising from:
Trade receivables and prepaid expenses	(374,517)	(655,804)
Operating lease ROU asset	(48,171)	-
Total deferred income tax liabilities	(422,688)	(655,804)

Net noncurrent deferred income tax asset	6,745,049	3,840,560

Valuation allowance	(6,745,049)	(3,840,560)

Net	$-	$-

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2022, and 2021.

The Company does not have unrecognized tax benefits as of December 31, 2022, or 2021.  The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company had net operating loss carryforwards (“NOL”) for federal and state income tax purposes at December 31, 2022, and December 31, 2021 of approximately:

	December 31,
Combined NOL Carryforwards:	2022	2021
Federal	$19,022,927	$16,439,757
State	$9,836,072	$16,439,757

The net operating loss carryforwards generated before 2018 begin expiring in 2033 for federal and 2030 for state income tax purposes.  Federal and state net operating losses generated in 2018 and into the future now have an indefinite life.

	December 31,
Combined Credit Carryforwards:	2022	2021
Federal	$626,347	$365,668

The credit carryforwards begin expiring in 2038 for federal tax purposes.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

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

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31,
Rate reconciliation:	2022	2021
Federal tax benefit at the statutory rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(2.0)%	(2.0)%
Nondeductible expenses	0.8%	1.0%
Other	0.7%	—%
Life insurance	—%	5.0%
Provision to return true up	(0.6)%	1.0%
Research & development credits	(2.2)%	(4.0)%
Change in the valuation allowance	24.2%	30.0%
PPP loan forgiveness	—%	(10.0)%
Income Tax Expense (Benefit)	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s tax returns remain subject to examination; carryforward amounts from all tax years remain subject to adjustment.

Potential 382 Limitation

The Company’s ability to utilize its net operating loss ("NOL") and research and development ("R&D") credit carryforwards  may be substantially limited due to ownership changes that could occur in the future, as required by Section 382 of the Code, as well as similar State provisions.  These ownership changes  may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of a company's outstanding stock by certain stockholders or public groups.

If the Company experiences an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required.  The Section 382 limitation is a limitation on the amount of a new loss corporation’s post-change year taxable income that can be offset by the old loss corporation’s pre-change NOLs.  Any such limitation  may result in the expiration of a portion of the Company's NOL or R&D credit carryforwards before utilization.  Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the Company's deferred tax valuation allowance.

In the third quarter of 2022, the Company's tax advisors completed a study to assess whether one or more ownership changes have occurred since the Company became a loss corporation under the definition of Section 382.  It was determined that the Company has not experienced any "ownership changes" since 2014.  If an "ownership change" occurs in the future, such change may result in the expiration of a portion of the Company's NOL or R&D credit carryforwards before utilization.  As a result of the Section 382 study, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC-740.  The Company has a full deferred tax valuation allowance as of December 31, 2022.

At  December 31, 2022, the Company had federal NOL and R&D credit carryforwards of approximately $19,022,927 and $626,347, respectively, which are available to offset future taxable income subject to any future "ownership change."

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

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

For the Years Ended  December 31, 2022 and 2021

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

Guerrilla RF, Inc.

Notes t

o Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

Participation in the Offerings

Certain privately held Guerrilla RF, Inc.'s shareholders, including investors affiliated with certain of our directors and officers, purchased an aggregate of 1,294,000 shares of our common stock in the private placement offering in the fourth quarter of 2021, for an aggregate gross purchase price of $2,588,000. Such purchases were made on the same terms as the shares that were sold to other investors in the private placement offering and not pursuant to any pre-existing contractual rights or obligations.

Certain existing Guerrilla RF, Inc. shareholders, including investors affiliated with certain of our directors and officers, purchased an aggregate of 80,000 Units in the fourth quarter of 2022 in conjunction with the initial closing of the Company's private placement on December 30, 2022.

Policies and Procedures for Related Party Transactions

The Audit Committee of our Board of Directors adopted a charter in the fourth quarter of 2021, which requires that any transaction with a related person and any other potential conflict of interest situation must be reviewed, approved, and monitored by our Audit Committee.

11. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the plan are at the discretion of Executive Management with Board of Directors advisement. The Company made $336,383 and $208,105 of contributions to the plan in 2022 and 2021, respectively.

12. Subsequent Events

Subsequent events have been evaluated through the date that the Company approved the consolidated financial statements. The following subsequent events have occurred during the period.

Private Placement Offering Completion

As described in Note 6, on February 28, 2023, the Company completed a private placement offering, raising gross proceeds of $9.2 million before deduction of estimated offering expenses of approximately $1.1 million.  Of this amount, gross proceeds of $5.0 million were received in an initial closing in late December 2022 and a further $4.2 million in January and February 2023.  A total of 3,216,805 shares of common stock and warrants to purchase 2,090,923 shares of common stock were issued after December 31, 2022 in connection with the subsequent closings held in January and February 2023.

New Facility Occupancy

The Company took occupancy of its new headquarters office building in February 2023.  As of December 31, 2022, the Company owed the new landlord $2.5 million related to agreed-upon excess construction costs, deferral fees, and interest for the new facility as construction-in-progress.  The Company remitted payment to the landlord for these costs in January 2023.  The Company anticipates at least another $0.7 million of excess construction costs and related interest and deferral fees for which it will be responsible, and they will become due in the first half of 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K.  This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.  The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2022, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).  Based on this evaluation, management identified a deficiency in internal control over financial reporting as of December 31, 2022.  We have identified a deficiency in our internal controls over financial reporting we consider to be a material weakness related to our accounting policy and documentation of management's contemplation of the accounting treatment over leases and significant unusual transactions.  Therefore, because management concluded this deficiency represents a material weakness in our internal control over financial reporting, our internal control over financial reporting was ineffective as of December 31, 2022.

As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, we made a number of changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.  Specifically, in order to respond to the material weaknesses identified as of the year ended December 31, 2021, we devoted significant effort and resources to remediate and improve our internal control over financial reporting.  Our remediation steps included the retention of a public accounting firm to assist us with our tax accounting and tax provision calculations, the retention of an accounting advisory services consulting firm to assist us with evaluating and documenting the accounting treatment of significant unusual transactions, the enhancement of our procedures to evaluate and document the accounting treatment of significant unusual transactions including the utilization of an accounting research tool, the enhancement of our segregation of duties through a review and revision of information technology access rights, the enhancement and formalization of our financial reporting scheduling and closing calendar, and the enhancement of our secondary review process during our financial reporting process.  We started implementing these remediation efforts during the first quarter of 2022, and we saw the impact of the improvements throughout 2022 and especially during the third and fourth quarters.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Executive Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at 2022 Fiscal Year-End,” and “Director Compensation,”  which sections are incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in the Proxy Statement under the section captioned “Audit Fees Paid to Independent Registered Public Accounting Firm,” which section is incorporated herein by reference.   Our independent registered public accounting firm is FORVIS, LLP, Raleigh, NC, PCAOB Firm ID No. 57.

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

3.	Exhibits
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization among Laffin Acquisition Corp., Guerrilla RF Acquisition Co. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	2.1	October 27, 2021
3.1	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.2	Amended and restated bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
4.1	Form of Lock Up Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.1	October 27, 2021
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
4.3	Description of Registrant's Securities	10-K	000-56238	4.3	April 1, 2022
10.1+	Employment Agreement, dated January 1, 2020, by and between Ryan Pratt and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.1	October 27, 2021
10.2+	Offer letter, dated June 14, 2019, by and between Mark Mason and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.2	October 27, 2021
10.3+	Offer letter, dated November 2, 2016, by and between John Berg and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.3	October 27, 2021

10.4	Purchase and Sales Agreement, dated September 8, 2017, by and between Capital Business Funding, LLC and the Company, as modified by that certain Modification of Exhibit B, dated January 22, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.4	October 27, 2021
10.5**	Distributor Agreement, dated October 1, 2015, between Mouser Electronics, Inc. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.5	October 27, 2021
10.6**	Distribution Agreement, dated July 11, 2016, by and between Richardson RFPD, Inc. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.6	October 27, 2021
10.7+	Form of Indemnity Agreement (directors and officers) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.7	October 27, 2021
10.8+	Form of Pre-Merger Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.8	October 27, 2021
10.9	Form of Subscription Agreement by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.9	October 27, 2021
10.10	Registration Rights Agreement, dated October 22, 2021, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.10	October 27, 2021
10.11+	Guerrilla RF, Inc. 2014 Long Term Stock Incentive Plan and form of award agreements (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.11	October 27, 2021
10.12+	Form of award agreements under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.12	October27, 2021
10.13	Lease by and between D&W Investment Properties and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.13	October 27, 2021
10.14	Lease Amendment, dated April 6, 2017, by and between D&W Investment Properties and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.14	October 27, 2021
10.15+	2021 Equity Incentive Plan and form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the SEC on December 23, 2021).	S-1/A	333-261860	10.15	December 23, 2021
10.16+	Offer letter, dated December 1, 2021, by and between Kellie Chong and Guerrilla RF, Inc.					X
10.17	Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated July 15, 2021 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).	10-Q	000-56238	10.17	November 10, 2022
10.18	Amendment to Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated November 5, 2021 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).	10-Q	000-56238	10.18	November 10, 2022
10.19	Second Amendment to Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated November 10, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).	10-Q	000-56238	10.19	November 10, 2022
10.20	Third Amendment to Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated August 30, 2022 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).	10-Q	000-56238	10.20	November 10,2022
16.1	Letter from Raich Ende Malter & Co. LLP as to the change in certifying accountant, dated October 26, 2021 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	16.1	October 27, 2021
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	21.1	October 27, 2021
23.1	Consent of FORVIS, LLP, independent registered public accounting firm.					X

31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of John Berg, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of John Berg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL and contained in Exhibit 101.	X

+	Indicates a management contract or any compensatory plan, contract, or arrangement.
**	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: March 03, 2023	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan Pratt	Chief Executive Officer, and Chairman of	March 03, 2023
Ryan Pratt	the Board of Directors
(Principal Executive Officer)

/s/ John Berg	Chief Financial Officer	March 03, 2023
John Berg	(Principal Accounting and Financial Officer)

/s/ Susan Barkal	Director	March 03, 2023
Susan Barkal

/s/ David Bell	Director	March 03, 2023
David Bell

/s/ James E. Dunn	Director	March 03, 2023
James (Jed) E. Dunn

/s/ William J. Pratt	Director	March 03, 2023
William J. Pratt

/s/ Gary Smith	Director	March 03, 2023
Gary Smith

/s/ Virginia Summerell	Director	March 03, 2023
Virginia Summerell

/s/ Greg Thompson	Director	March 03, 2023
Greg Thompson