Form 10-Q
period 2023-03-31
Guerrilla RF, Inc.
filed 2023-05-10
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2023
Common Stock, $0.0001 par value	6,797,221

GUERRILLA RF, INC.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023

i

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on March 3, 2023.  As disclosed in Note 1 and Note 12 in the Company's unaudited interim condensed consolidated financial statements included herein,  the Company’s board of directors approved a reverse split of shares of the Company’s common stock on a six-for-one basis, which was effective as of 12:01 a.m. Eastern Time on April 17, 2023 (the “Effective Time”).  As a result of the reverse stock split, at the Effective Time, every six shares of issued and outstanding common stock were automatically converted into one share of common stock, but without any change in the par value per share.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number.  The number of authorized shares of common stock remained unchanged at 300,000,000 shares.   Proportionate adjustments were made to the per share exercise price and the number of shares of common stock issuable upon the exercise of all outstanding stock options and warrants granted by the Company.  The number of shares of common stock deliverable vesting of restricted stock units were similarly adjusted.  Concurrently, the number of shares of common stock reserved for future issuance under the Company’s 2014 and 2021 Equity Incentive Plans immediately prior to the Effective Time were reduced proportionately.   All common stock and equity related share information included in the Company’s latest Annual Report on Form 10-K filed with the SEC on March 3, 2023 are pre-split.

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022

Assets
Cash	$1,877,568	$4,340,407
Accounts receivable, net	1,595,906	1,124,971
Inventories, net	1,583,915	1,672,925
Prepaid expenses	770,232	643,401
Total Current Assets	5,827,621	7,781,704

Prepaid expenses and other	-	3,574,746
Deferred offering costs	90,081	-
Operating lease right-of-use assets	10,896,388	209,669
Property, plant, and equipment, net	4,983,918	5,098,097
Total Assets	$21,798,008	$16,664,216

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$2,374,131	$4,466,045
Short-term debt	1,363,186	959,803
Operating lease liability, current portion	568,000	139,794
Finance lease liability, current portion	1,092,101	1,078,506
Total Current Liabilities	5,397,418	6,644,148

Long-term debt	306,511	44,279
Operating lease liability	6,388,970	71,714
Finance lease liability	2,737,467	2,984,618
Notes payable	4,586,852	4,564,564
Total Liabilities	19,417,218	14,309,323

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 6,784,721 and 6,211,206 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	678	621
Additional paid-in capital	33,454,698	29,427,440
Accumulated deficit	(31,074,586)	(27,073,168)
Total Stockholders' Equity	2,380,790	2,354,893
Total Liabilities and Stockholders' Equity	$21,798,008	$16,664,216

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Product	$3,040,409	$3,586,267
Royalties and non-recurring engineering	190,479	279,644
Total	3,230,888	3,865,911

Direct product costs	1,403,345	1,547,281

Gross Profit	1,827,543	2,318,630

Operating Expenses:
Research and development	2,586,169	1,802,006
Sales and marketing	1,361,949	1,085,843
General and administrative	1,546,163	1,239,650
Total Operating Expenses	5,494,281	4,127,499

Operating Loss	(3,666,738)	(1,808,869)

Interest expense	(341,857)	(57,221)
Other income	7,177	-
Total Other Expenses, net	(334,680)	(57,221)
Net Loss	$(4,001,418)	$(1,866,090)

Net loss per share - basic and diluted	$(0.62)	$(0.34)

Weighted average common shares outstanding - basic and diluted	6,502,845	5,538,034

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity
January 1, 2023	$-	$621	29,427,440	$(27,073,168)	$2,354,893
Net loss	-	-	-	(4,001,418)	(4,001,418)
Equity financing, net of issuance costs	-	53	3,658,622	-	3,658,675
Shares issued for prepaid services	-	1	99,999	-	100,000
Share-based compensation	-	3	268,637	-	268,640
March 31, 2023	$-	$678	$33,454,698	$(31,074,586)	$2,380,790

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity
January 1, 2022	$-	$554	$23,961,473	$(15,046,402)	$8,915,625
Net loss	-	-	-	(1,866,090)	(1,866,090)
Stock options exercised	-	-	5,232	-	5,232
Share-based compensation	-	-	32,856	-	32,856
March 31, 2022	$-	$554	$23,999,561	$(16,912,492)	$7,087,623

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(4,001,418)	$(1,866,090)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	398,321	250,937
Share-based compensation	268,640	32,856
Accretion of notes payables	30,763	-
Shares issued for prepaid services	20,833	-

Changes in assets and liabilities:
Accounts receivable	(470,935)	(942,049)
Inventories	89,010	(200,028)
Prepaid expenses	42,005	146,090
Accounts payable and accrued expenses	(1,929,785)	148,423
Operating lease liability	(282,820)	-
Net cash used in operating activities	(5,835,386)	(2,429,861)

Cash flows from investing activities
Purchases of property, plant, and equipment	(117,799)	(152,464)
Net cash used in investing activities	(117,799)	(152,464)

Cash flows from financing activities
Proceeds from notes payable and factoring agreement	2,239,320	-
Proceeds from equity financing, net	3,658,675	-
Proceeds from exercise of stock options	-	5,232
Principal payment of notes payable and recourse factoring agreement	(1,968,784)	-
Principal payment on finance lease	(266,862)	(146,246)
Repayment of finance insurance premiums	(122,003)	-
Payment of deferred offering costs	(50,000)
Net cash provided by (used in) financing activities	3,490,346	(141,014)

Net decrease in cash	(2,462,839)	(2,723,339)

Cash, beginning of period	4,340,407	5,313,985
Cash, end of period	$1,877,568	$2,590,646

Noncash transactions:
Shares issued for prepaid services	$100,000	$-
Financing of property and equipment	$165,825	$3,127,940
Financing of insurance premiums and software	$173,360	$-
Right-of-use assets obtained through operating lease	$7,235,222	$-
Financing of mask set	$112,728	$-
Property and equipment additions included in accounts payable	$518	$73,810

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

Prior to the Merger, Laffin Acquisition Corp. was a “shell” company registered under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), with no specific business plan or purpose until it began operating the business of Guerrilla RF Operating Corporation following the closing of the Merger.

All references in these unaudited interim condensed consolidated financial statements and related Quarterly Report to “Guerrilla RF” refer to Guerrilla RF Operating Corporation, our direct, wholly-owned subsidiary.  Unless otherwise stated or the context otherwise indicates, references to the “Company”, “we”, “our”, “us” or similar terms refer to Guerrilla RF, Inc. (formerly known as Laffin Acquisition Corp.) together with its wholly-owned subsidiary, Guerrilla RF.  Guerrilla RF holds all material assets and conducts all business activities and operations of the Company.  Accordingly, throughout these unaudited interim consolidated financial statements and related Quarterly Report, there are frequent references to Guerrilla RF.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited interim consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  The Company has historically financed its activities principally from common and preferred equity securities and debt issuance. The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company has incurred substantial negative cash flows from operations in nearly every fiscal period since inception, including a net loss of $4.0 million for the three months ended March 31, 2023.  In addition, as of March 31, 2023, the Company had an accumulated deficit of $31.1 million.  The Company expects losses and negative cash flows to continue, primarily as a result of continued investment in research and development, capital additions supporting our planned business expansion and growth, sales and marketing efforts, and increased administration expenses as our Company grows.  We plan to continue to invest in the implementation of our long-term strategic plan and we will require additional funding in 2023.   There is no assurance that appropriate funding will be available on terms, which are acceptable to us, or at all.  This requirement for additional funding raises substantial doubt about our ability to continue as a going concern.

The Company had a cash balance of $1.9 million at March 31, 2023.  In June 2022, the Company established a loan facility with Spectrum Commercial Services Company, L.L.C. ("Spectrum") providing for advances of up to $3.0 million (the "Spectrum Loan Facility" further described in Note 5).  As of March 31, 2023, the outstanding balance under the Spectrum Loan Facility was $1.0 million.  In August 2022, the Company established a loan facility with Salem Investment Partners V, Limited Partnership ("Salem") providing for advances of up to $8.0 million (the "Salem Loan Facility" further described in Note 5).  As of March 31, 2023, the undiscounted outstanding balance under the Salem Loan Facility was $5.0 million.

The Company raised gross proceeds of approximately $9.2 million in a private placement offering from December 2022 through February 2023 with the final closing on  February 28, 2023.  The Company believes that its existing cash and cash equivalents and financing availability will provide sufficient resources to support operations through the second quarter of 2023.  Potentially, the Company could draw down additional funds under the Spectrum Loan Facility; however, its ability to do so is dependent upon the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility, which value fluctuates from time to time and is ultimately outside of the Company’s control.  As disclosed in Note 12, subsequent to March 31, 2023, the Company drew down an additional $1.5 million under the Salem Loan Facility.  The Company is also pursuing additional funding opportunities, including planning for a further capital raise in the second quarter of 2023 in connection with its planned uplisting to the Nasdaq Stock Market LLC (“Nasdaq”) or another national securities exchange.  In the event the Company is unable to secure these or other funding sources, it  may be unable to fund ongoing operations and pay its obligations as they become due after the second quarter of 2023.

As disclosed in Note 12, in conjunction with the above-noted planned uplisting to the Nasdaq or another national securities exchange, the Company’s board of directors approved a reverse split of shares of the Company’s common stock on a six-for-one basis, which was effective as of 12:01 a.m. Eastern Time on April 17, 2023 (the “Effective Time”).  As a result of the reverse stock split, at the Effective Time, every six shares of the issued and outstanding common stock were automatically converted into one share of common stock, but without any change in the par value per share.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number.  The number of authorized shares of common stock remains unchanged at 300,000,000 shares.   Proportionate adjustments were made to the per share exercise price and the number of shares of common stock issuable upon the exercise of all outstanding stock options and warrants granted by the Company.  The number of shares of common stock deliverable upon vesting of restricted stock units were similarly adjusted.  Concurrently, the number of shares of common stock reserved for future issuance under the Company’s 2014 and 2021 Equity Incentive Plans immediately prior to the Effective Time were reduced proportionately.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Risks and Uncertainties

The Company is subject to several risks associated with companies at a similar stage, including dependence on key individuals, competition from similar products and larger companies, volatility of the industry, ability to obtain adequate financing to support growth, the ability to attract and retain additional qualified personnel to manage the anticipated growth of the Company, and general economic conditions including the current macro economic conditions impacting the banking and financial markets.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q ("Form 10-Q"), and are presented in U.S. dollars.  Accordingly, they do not include all of the information and notes required by GAAP for annual consolidated financial statements.  Any reference in these Notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by ASUs of the FASB.  The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Guerrilla RF.  All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2022 ("2022 Form 10-K").  This report should be read in conjunction with our 2022 Form 10-K filed with the SEC on March 3, 2023.  In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2023 and its results of operations, cash flows, and changes in stockholders' equity (deficit) for the three months ended March 31, 2023 and 2022.  The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for any future period or the full year.

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

Use of Estimates

The preparation of our unaudited interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related disclosures.  The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and reported amounts of revenue and expenses during the reporting period.  The Company’s significant estimates and judgments involve the identification of performance obligations in revenue recognition, the valuation of share-based compensation, and the valuation of share-based financing, including the underlying fair value of the common stock.  Accordingly, actual results could differ from those estimates.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at March 31, 2023 and 2022 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.  The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC).  To date, the Company has not experienced any losses on its cash deposits.

The Company’s accounts receivable are derived from revenue earned from customers located in and outside of the U.S.  Major customers are defined as those generating revenue in excess of 10% of the Company’s aggregate annual revenue.  The Company had one major distributor customer, Richardson RFPD, Inc. ("RFPD") accounting for 84% and 85% of product shipment revenue for the three months ended March 31, 2023 and 2022, respectively.  Accounts receivable from RFPD represented 74% and 76% of accounts receivable at March 31, 2023 and December 31, 2022, respectively.

Accounts Receivable

Accounts receivable primarily relate to amounts due from customers, which are typically due within 30 to 45 days.  Accounts receivable also include royalty revenue from our one royalty agreement.  The Company provides credit to its customers in the ordinary course of business and evaluates the need for a provision to be added to its allowance for expected credit losses.  The allowance represents the Company’s best estimate of expected credit losses it may experience in the Company’s accounts receivable portfolio.  Management estimates the allowance for expected credit losses based on an ongoing review of existing economic conditions, the financial conditions of the customers, historical trends in credit losses, and the amount and age of past due accounts. The Company does not require collateral or other security for accounts receivable. To reduce credit risk with accounts receivable, the Company performs ongoing evaluations of its customers’ financial condition. The Company establishes an allowance for expected credit losses and other customer claims.  Historically, such losses have been immaterial and within management's expectations; therefore, the Company does not currently have an allowance for expected credit losses.

The Company had a factoring agreement that provided advance payments on up to 85% of invoices issued to RFPD, its largest distributor, with receivables less than 90 days outstanding secured by the remaining 15%.  The Company terminated this factoring agreement in the second quarter of 2022.

On   June 1, 2022,  the Company established a new loan facility (the Spectrum Loan Facility) with Spectrum.  The Spectrum Loan Facility provides for advance payments up to $3 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of March 31, 2023, there were $1.0 million of advances under the Spectrum Loan Facility.  At March 31, 2023, $0.1 million of excess collateral was due from Spectrum, which is included in accounts receivable on the consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue Recognition

The Company recognizes product revenue when it satisfies a performance obligation by transferring a product or service to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Any shipping and handling fees charged to customers in conjunction with product distributon are reported within revenue. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. The Company provides an assurance-type warranty to its customers as part of its contracts' standard terms and conditions, which does not include a right of return for properly functioning products not deemed obsolete. These warranties do not provide an additional distinct service to the customer and are not deemed a separate performance obligation. Royalty revenue is recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales-based royalties have been allocated are satisfied.

As of March 31, 2023 and 2022, the Company had $100 thousand and $0, respectively, of revenue from contracts with customers to be recognized over time as the services are delivered to the customer.  Certain nonrecurring engineering service revenues are recognized over time as the services are delivered to the customer.  During the quarter ended March 31, 2023, the Company recognized $0 of revenue that was deferred as of  December 31, 2022.  As of March 31, 2023 and 2022, the Company did not have any contractual liabilities where performance obligations have not yet been satisfied.  During the quarters ended March 31, 2023 and 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The costs incurred by the Company for shipping and handling of materials used in its products are classified as cost of revenue in the unaudited interim condensed consolidated statements of operations. Any incidental items that are immaterial in the context of a sale to a customer are recognized as expense.

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

The Company applies ASU 2018-7, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services.  Share-based awards issued to non-employees are no longer required to be revalued at each reporting period.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net Income (Loss) Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants, which would result in the issuance of incremental shares of common stock. For periods prior to the Merger mentioned in Note 1, each of Guerrilla RF’s shares of capital stock issued and outstanding immediately prior to the closing of the Merger was retrospectively converted into approximately 2.95 shares of the Company's common stock.

As disclosed in Note 1 and Note 12, in conjunction with the above-noted planned uplisting to the Nasdaq or another national securities exchange, the Company’s board of directors approved a reverse split of shares of the Company’s common stock on a six-for-one basis, which was effective as of 12:01 a.m. Eastern Time on April 17, 2023 (the “Effective Time”).  As a result of the reverse stock split, at the Effective Time, every six shares of the issued and outstanding common stock were automatically converted into one share of common stock, but without any change in the par value per share.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number.  The number of authorized shares of common stock remains unchanged at 300,000,000 shares.   Proportionate adjustments were made to the per share exercise price and the number of shares of common stock issuable upon the exercise of all outstanding stock options and warrants granted by the Company.  The number of shares of common stock deliverable upon vesting of restricted stock units were similarly adjusted.  Concurrently, the number of shares of common stock reserved for future issuance under the Company’s 2014 and 2021 Equity Incentive Plans immediately prior to the Effective Time were reduced proportionately.

In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations because a net loss existed for the three months ended March 31, 2023 and 2022.  There were 6,502,845 and 5,538,034 shares outstanding for the three months ended March 31, 2023 and 2022, respectively.  All preferred stock, warrants, and options were excluded from the calculation of net loss per share for the periods presented.

The following potentially dilutive securities have been excluded from the computation of basic shares for the three months ended March 31, 2023 and 2022 (unaudited), as they would be anti-dilutive, and all share counts presented are on a post-split basis:

	Three Months Ended March 31,
	2023	2022
Common stock warrants	824,340	55,263
Restricted stock units	178,945	29,167
Stock options	607,690	549,697
	1,610,975	634,127

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected.  This standard is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted.  The Company adopted ASU 2016-13 effective January 1, 2023.  Its adoption did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.  This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services.  These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this accounting guidance in the fiscal quarter ended  March 31, 2023.  It did not have a material impact on its unaudited interim condensed consolidated financial statements.

The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on its unaudited interim condensed consolidated financial statements.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. INVENTORIES

Inventories are summarized as follows:

	March 31, 2023
	(unaudited)	December 31, 2022
Raw materials	$557,604	$696,409
Work-in-process	105,260	44,037
Finished goods	921,051	932,479
Inventory, net	$1,583,915	$1,672,925

As of March 31, 2023 and December 31, 2022, there was no inventory allowance of potential scrap and obsolete inventory.

4. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2023
	(unaudited)	December 31, 2022
Production assets	$1,851,808	$1,849,808
Computer equipment and software	876,277	809,038
Lab equipment	4,060,293	3,965,189
Office furniture and fixtures	1,142,001	1,044,858
Leasehold improvements	285,397	123,109
Construction work in progress	67,395	207,027
	8,283,171	7,999,029
Less accumulated depreciation	(3,299,253)	(2,900,932)
	$4,983,918	$5,098,097

Depreciation and amortization expense was $398,321 and $250,937 for the three months ended March 31, 2023 and 2022, respectively.

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

In fiscal 2022, the Company concluded the undiscounted future cash flows associated with certain of its long-lived assets, specifically mask sets used in the production of a small subset of Company products and information technology equipment, indicated the carrying amount of those items was not recoverable.  As a result, the Company reviewed the long-lived assets for impairment and recorded $20 thousand of total impairment charges in the second half of fiscal 2022, which was included in General and Administrative expenses on the consolidated statement of operations in the year ended December 31, 2022.  The impairment was measured under an income approach utilizing forecasted discounted cash flows to determine fair values of the impairment assets.  The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value Measurement.

At  March 31, 2023, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. DEBT

Spectrum Loan Facility

As mentioned in Note 2, on June 1, 2022 (the “Spectrum Effective Date”), the Company entered into the Spectrum Loan Facility with Spectrum.  The Company entered into the Spectrum Loan Facility with Spectrum pursuant to the terms of the General Credit and Security Agreement (the "Credit Agreement"). The Company  may borrow monies to purchase eligible equipment in an amount equal to the lesser of (i)  75% of the cost of such eligible equipment and (ii)  $500,000; provided that this maximum eligibility will automatically be reduced by  1/48 th each month during the term of the facility. The Credit Agreement also allows for additional borrowing in an amount equal to the lesser of (i)  50% of the net amount of eligible inventory (as defined in the Credit Agreement), (ii) $350,000, and (iii)  50% of the purchased accounts receivable outstanding under the related Assignment of Accounts and Security Agreement (the “AR Agreement”).

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

The Spectrum Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.  During the three months ended March 31, 2023, the Company was in compliance with these covenants and restrictions.

The foregoing summary of the terms of the Spectrum Loan Facility does not purport to be complete and is subject to, and qualified in its entirety by, reference to the full text of the Credit Agreement and the AR Agreement, which were attached as Exhibits to the Company's Current Report on Form 8-K, filed with the SEC on June 6, 2022.

The Company has borrowed $1.0 million under the Spectrum Loan Facility as of March 31, 2023.  The Company includes the interest expense of the Spectrum Loan Facility ($45 thousand) as part of its interest expense on its unaudited interim condensed consolidated statements of operations, and the total amount of $1.0 million borrowed under the Spectrum Loan Facility is included as short-term debt on the unaudited interim condensed consolidated balance sheet as of March 31, 2023.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Salem Loan Facility

On   August 11, 2022 (the “ Salem Effective Date”), the Company entered into the Salem Loan Facility with Salem.  The Salem Loan Facility provides for a loan facility in the aggregate amount of up to $8.0 million.

The Salem Loan Facility provided for an initial advance of $5.0 million, and additional advances over the next twelve months from the Salem Effective Date of up to $3.0 million at Salem’s discretion.  The Salem Loan Facility has a five-year term, is secured by a second-priority lien on essentially all of the Company’s assets and initially provided for aggregate interest payments of 13.0% per annum, with 11.0% payable in cash and 2.0% paid-in-kind, with the principal and outstanding interest due in  August 2027.  In addition to a 2.0% fee paid prior to closing on the Salem Loan Facility, the Company issued Salem 25,000 shares (post-split) of common stock as consideration for the Salem Loan Facility.  The Company agreed to issue up to an additional 25,000 shares (post-split) in the event that Salem advances the additional $3.0 million.

The Salem Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company stock and the declaration or payment of any dividends on the Company's stock.  During the three months ended March 31, 2023, the Company was in compliance with these covenants and restrictions.

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

On   August 11, 2022, in connection with the closing of the Salem Loan Facility, the Company paid off its obligations under its Economic Injury Disaster Loan loan from the Small Business Administration.

The Company has borrowed $5.0 million under the Salem Loan Facility as of March 31, 2023.  As of March 31, 2023, the Company includes the interest expense of the Salem Loan Facility ($164 thousand) as part of its interest expense on its unaudited interim condensed consolidated statements of operations, the total amount of $5.0 million borrowed as long-term debt on its unaudited interim condensed consolidated balance sheets ($4.6 million discounted long-term debt), and the 25,000 post-split shares of common stock issued ($0.5 million) within the unaudited interim condensed consolidated statements of stockholders' equity (deficit).  As disclosed in Note 12, subsequent to March 31, 2023, Salem approved the Company's request to draw down an additional $1.5 million on May 1, 2023.  In conjunction with the additional $1.5 million draw, the Company issued Salem 12,500 shares of common stock (post-split).  Accordingly, the Company has now borrowed a total of $6.5 million from Salem and issued 37,500 shares of common stock to Salem.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

New Headquarters and Design Center Capital Addition Financing

In conjunction with the Company's planned move into expanded office facilities in early 2023, the Company entered into a financing arrangement related to furniture for the new office facilities in April 2022.  The total cost of the furniture financed was $1.1 million, which included tax, freight, interim storage, and installation labor.  The Company was responsible for paying interest-only payments to the financing company related to the furniture procurement order (interest on principal of $496 thousand) placed in April 2022 prior to the first scheduled principal financing payment, which occurred in August 2022 ($246 thousand).  The Company made interest-only payments to the financing company related to the furniture procurement order through August 2022 in the amount of $17 thousand.  The total scheduled principal and interest payments to be made after March 31, 2023 related to the April 2022 furniture financing are $609 thousand.

The Company entered into a lease agreement in July 2021 in conjunction with the Company's planned move into its new headquarters and design center in early 2023 (as described in Note 8 to our unaudited interim condensed consolidated financial statements).  The new headquarters and design center were renovated in accordance with plans agreed upon with the landlord.  The Company took possession of the building once all improvements and renovations (the "new building asset additions") were substantially complete.  Initially, the Company anticipated the new building asset additions being completed and taking possession in September 2022; however, the landlord, as the sole improvement and renovation contractor, experienced significant construction delays and as a result the new headquarters and design center did not become available until the first quarter of 2023.  In August 2022, the Company reached an agreement with the landlord over the timing of the payments for the new building asset additions in light of the significant construction delays (see the lease agreement and amendments as Exhibits 10.7, 10.8, 10.9, and 10.10 to this Form 10-Q.  The total cost of the new building asset additions were $7.7 million, with the Company being responsible for the balance in excess of the landlord's $3.5 million allowance (the "excess construction costs") plus deferral fees and interest.

As part of the aforementioned  August 2022 lease amendment, the Company made the landlord an initial payment of $1.3 million towards the excess construction costs and related financing costs.  The August 2022 lease amendment included new financing terms for the excess construction costs, which included a deferral fee (2% per annum) and interest (18% per annum).  Thus, the Company paid the landlord a 2% deferral fee which was applied to all excess construction costs as invoiced by the landlord.  The Company also paid 18% interest on all excess construction costs and deferral fees from the date the landlord invoiced them until the Company remitted payment.  The initial payment of $1.3 million towards the excess construction costs was applied first to accrued interest, then to the deferral fee, and then to excess construction costs.  The Company has made additional payments towards excess construction costs of $3.1 million subsequent to the initial $1.3 million payment, through the period ending March 31, 2023 also applied first to accrued interest, then to the deferral fee, and then to excess construction costs.  The Company made one final invoice payment related to the excess construction costs, including deferral fees and interest, of $66 thousand in April 2023.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Maturity

As of March 31, 2023, debt (as discounted) is expected to mature as follows:

2023	$1,303,176
2024	123,082
2025	88,198
2026	80,389
2027	4,651,988
Thereafter	9,716
$6,256,549

6. COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $ 0.0001.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that  may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors  may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through March 31, 2023.

On  December 30, 2022, the Company completed the initial closing of a private placement (the “Offering”) as it entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with investors (the “Purchasers”) pursuant to which the Company sold 647,057 units (the “Units”), on a post-split basis, each Unit consisting of one share of the Company’s common stock and one warrant to purchase one-half of a share of common stock (the “Warrant”).  The purchase price of each Unit was $7.80 per Unit, on a post-split basis, resulting in gross proceeds at this initial closing of approximately $5.0 million before the deduction of estimated Offering expenses of approximately $700,200.  Pursuant to the terms of the Offering, the Company continued to accept subscriptions for Units and had additional closings through  February 28, 2023.  Altogether, the Company sold 1,183,192 Units, on a post-split basis, resulting in gross proceeds of approximately $9.2 million before the deduction of estimated Offering expenses of approximately $1.2 million.

Each full Warrant has an exercise price of $12.00 per whole share of common stock, on a post-split basis, subject to adjustment, and is exercisable for a period of five years beginning six (6) months from the date of the final closing of the Offering.

In connection with the Offering, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company was required to prepare and file a registration statement with the SEC covering the resale of (i) the shares of common stock issued to the Purchasers in the Offering, and (ii) the shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) within 30 days following the final closing of the Offering.  The Company filed the registration statement with the SEC on March 30, 2023, and it was declared effective on April 13, 2023.

Laidlaw & Company (UK), Ltd. served as the exclusive placement agent and GP Nurmenkari, Inc. served as a selected dealer for the Offering (collectively, the “Placement Agents”).  In addition to an aggregate cash fee of approximately $931 thousand representing 10% of the gross proceeds from the Offering, the Placement Agents received warrants (the “Placement Agent Warrants”) to purchase 177,490 shares of Common Stock (the “Placement Agent Warrant Shares”), on a post-split basis.  The Placement Agent Warrants are exercisable for a period of five years and have an exercise price of $7.80 per share.

The aforementioned Units and Warrants were offered and sold by the Company pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Reverse Stock Split

As disclosed in Note 1 and Note 12, in conjunction with a planned uplisting to the Nasdaq or another national securities exchange, the Company’s board of directors approved a reverse split of shares of the Company’s common stock on a six-for-one basis, which was effective as of 12:01 a.m. Eastern Time on April 17, 2023 (the “Effective Time”).  As a result of the reverse stock split, at the Effective Time, every six shares of the issued and outstanding common stock were automatically converted into one share of common stock, but without any change in the par value per share.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number.  The number of authorized shares of common stock remains unchanged at 300,000,000 shares.   Proportionate adjustments were made to the per share exercise price and the number of shares of common stock issuable upon the exercise of all outstanding stock options and warrants granted by the Company.  The number of shares of common stock deliverable upon vesting of restricted stock units were similarly adjusted.  Concurrently, the number of shares of common stock reserved for future issuance under the Company’s 2014 and 2021 Equity Incentive Plans immediately prior to the Effective Time were reduced proportionately.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Warrants

As mentioned above, on February 28, 2023, the Company completed the Offering.  Each Unit sold in the Offering included one warrant to purchase one-half of a share of common stock.  Thus, as of March 31, 2023, Units sold in the Offering include warrants to purchase 769,146 shares, on a post-split basis, which warrants were issued upon the final closing of the Offering.  The 769,146 Warrant Shares comprise 591,656 Purchaser Warrant Shares and 177,490 Placement Agent Warrant Shares, each exercisable for a period of five years beginning six months following the final closing of the Offering.  As of March 31, 2023, the total amount of outstanding common stock warrants is 824,416, on a post-split basis.

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series.

Prior to the Merger, Guerrilla RF had utilized convertible preferred share issuances, convertible debt issuances, and convertible warrants from private investors to fund its business operations and growth. No dividend was payable on shares of Guerrilla RF common stock or its classes of preferred stock.  At the closing of the Merger, all Guerrilla RF preferred stock was converted into shares of the Company's common stock.  There is no issued or outstanding preferred stock as of March 31, 2023 or December 31, 2022.

7. SHARE-BASED COMPENSATION

In 2014, the Company adopted the Long‐Term Stock Incentive Plan (the “2014 Plan”), with 94,667 shares of common stock authorized for issuance under the 2014 Plan, on a post-split basis.  Subsequently, stockholders approved an increase in the number of shares available under the 2014 Plan to 210,000 shares, on a post-split basis.  Exercise prices range from $4.20 to $9.42 per share, depending on the date of the award, on a post-split basis.  No further awards   may be made under the 2014 Plan.

In 2021, the Board adopted the Equity Incentive Plan (the “2021 Plan”), which authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, cash awards, and stock bonus awards.  The Company initially reserved 37,166 shares of common stock, on a post-split basis, plus any reserved shares not issued or subject to outstanding grants under the 2014 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan.  The number of shares reserved for issuance under the 2021 Plan will increase automatically on   January 1 each year until 2031 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding   December 31, or a number as   may be determined by our Board.

The general purpose of the 2014 Plan and the 2021 Plan is to allow the Company to attract and motivate key employees and directors to align their interests with those of the Company’s shareholders.

Stock Option Awards

The Company measures the fair value of each option award on the date of grant using the Black‐Scholes option-pricing model, which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk-free interest rate, and dividend yield. The fair value of each grant of options during the three months ended March 31, 2023 was determined using the methods and assumptions discussed below:

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2023 and 2022, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	6.25	6.25
Expected volatility	52%	67%
Risk-free rate	3.55%	3.96%
Dividend rate	—	—

The weighted average grant date fair value of stock option awards granted was$4.74 and $7.58, on a post-split basis, during the three months ended March 31, 2023, and 2022, respectively.

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period.  Unrecognized compensation costs related to unvested options at March 31, 2023, and 2022 amounted to$488,721 and $816,298 respectively, which are expected to be recognized over an average of three years.

Stock option activity by share is summarized as follows for the three months ended March 31, 2023 (unaudited) on a post-split basis:

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)
Shares underlying outstanding awards at December 31, 2022	601,220	$3.54	4.85
Granted	9,333	8.97
Exercised	-
Cancelled/Forfeited	(2,863)	11.41
Shares underlying outstanding awards at March 31, 2023	607,690	$3.60	5.18
Exercisable options at March 31, 2023	503,445	$2.40	4.47

Each outstanding unexercised stock option at the closing date of the Merger ( October 22, 2021) was converted into the right to purchase approximately 2.95 shares of the Company's common stock.  Pursuant to the Merger Agreement, options to purchase 177,512 (post-split) shares of Guerrilla RF’s common stock issued and outstanding immediately prior to the closing of the Merger under the 2014 Plan were assumed and converted into options to purchase 524,395 (post-split) shares of the Company's common stock.  In conjunction with the modification of the number of shares issuable under the options, the exercise price of the options was also adjusted accordingly.

In  April 2022, the Compensation Committee of the Board granted 41,417 (post-split) stock options to new employees at an exercise price of $12.00 per share on a post-split basis.  These option awards vest equally over four years (25% per year) on the anniversary of the date the recipient started working for the Company.

In  September 2022, the Compensation Committee of the Board granted 15,584 (post-split) stock options to new employees at multiple exercise prices between $12.00 and $24.90 per share on a post-split basis.  These option awards vest equally over four years (25% per year) on the anniversary of the date the recipient started working for the Company.

No options were exercised during the three months ended March 31, 2023.  The aggregate intrinsic value of outstanding options exercisable as of March 31, 2023was $3.2 million.  As of March 31, 2023, stock-based compensation of $0.5 million for unvested options will be recognized over a remaining weighted-average requisite service period of 2.8 years.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RSU Awards

In the three months ended March 31, 2023, the Compensation Committee of the Board granted 62,500 RSUs (post-split) to various employees and directors pursuant to the 2021 Plan.  No RSU awards have been made under the 2014 Plan.  The RSU awards made to non-employees in the year ended December 31, 2022 (25,000, post-split, net of cancellations/forfeitures) vest 100% on the earliest of (i)   June 2, 2023, subject to the recipient's continued service to the Company, (ii) the recipient's death, or (iii) the recipient's disability. The RSUs awarded to employees during the year ended December 31, 2022 (120,637, post-split, net of cancellations/forfeitures) vest over three equal annual installments from the date of the grant.  The RSUs awarded are subject to the recipient’s continued service through the applicable vesting date and the shares not vested are forfeited upon separation from or discontinuation of services to the Company.  The share-based compensation expense to be recognized for these RSUs over the remaining vesting period subsequent to March 31, 2023 is approximately $1.4 million.

The employee stock option and RSU grants during the three months ended March 31, 2023 (unaudited) were issued from the 2021 Plan.  The fair value of each RSU was estimated on the date of grant, based on the weighted average price of the Company's stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate.  The Company will issue new shares of common stock to satisfy RSUs upon vesting.  The following table summarizes the RSU activity and weighted averages for share-based awards granted under the terms of the 2021 Plan on a post-split basis:

	Three Months Ended March 31, 2023
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	145,637	$10.68
Granted	62,500	8.94
Vested	(26,284)	11.16
Cancelled/Forfeited	(2,908)	8.94
Outstanding at March 31, 2023	178,945	$10.04

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded stock-based compensation expense in the following expense categories in the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Direct product costs	$17,665	$1,321
Research and development	65,731	8,432
Sales and marketing	45,459	14,211
General and administrative	139,785	8,892
	$268,640	$32,856

No income tax benefits have been recognized in the unaudited interim condensed consolidated statements of operations for stock-based compensation arrangements, and no stock-based compensation costs have been capitalized as property and equipment through March 31, 2023.

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	March 31, 2023
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$10,896,388

Current portion of operating lease liabilities	Operating lease, current portion	568,000
Noncurrent portion of operating lease liabilities	Operating lease	6,388,970
Total operating lease liabilities		$6,956,970

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$3,851,759

Current portion of finance lease liabilities	Finance lease, current portion	1,092,101
Noncurrent portion of finance lease liabilities	Finance lease	2,737,467
Total finance lease liabilities		$3,829,568

Lease cost recognized in the unaudited interim condensed consolidated financial statements is summarized as follows:

	For the Three Months Ended March 31,
	2023	2022
Operating lease cost	$296,498	$33,257

Finance lease cost:
Amortization of lease assets	314,428	163,758
Interest on lease liabilities	68,918	54,905
Total finance lease costs	$383,346	$218,663

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other supplemental information related to leases is summarized as follows:

March 31, 2023
Weighted average remaining lease term (in years):
Operating leases	9.61
Finance leases	3.52

Weighted average discount rate:
Operating leases	10.94%
Finance leases	7.09%

Cash paid for amounts included in the measurement of lease liabilities for the year ended March 31, 2023:
Operating cash flows from operating leases	$613,050
Operating cash flows from finance leases	$68,600
Financing cash flows from finance leases	$266,862

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of March 31, 2023:
	Payments Due by Period
	2023	2024	2025	2026	2027	Thereafter	Total
Finance leases	$997,782	$1,314,740	$993,973	$912,046	$121,289	$1,520	$4,341,350
Less interest	183,118	177,031	105,622	43,237	2,768	6	511,782
Finance lease liabilities	$814,664	$1,137,709	$888,351	$868,809	$118,521	$1,514	$3,829,568

Operating leases	$981,111	$1,168,440	$1,087,090	$1,060,174	$1,076,140	$5,986,355	$11,359,310
Less present value adjustment	546,854	682,657	631,798	580,821	524,555	1,435,655	4,402,340
Operating lease liabilities	$434,257	$485,783	$455,292	$479,353	$551,585	$4,550,700	$6,956,970

(1) Amounts are for the remaining nine months ending December 31, 2023.

The Company leases its former headquarters, located in Greensboro, North Carolina under a lease agreement which expires in June 2024.  The lease agreement allows for early cancellation, subject to payment of an early cancellation penalty.  Under the lease agreement, the Company is responsible for certain insurance and maintenance expenses.  In addition, the lease agreement contains scheduled rent increases.  The related rent expense for the lease is calculated on a straight-line basis according to the rental terms of the lease.

New Headquarters and Design Center

In   July 2021, the Company entered into a lease agreement for its new headquarters and design center (also in Greensboro, North Carolina), with a lease term of ten years and two months from the date the Company commences occupancy, which occurred in the first quarter of 2023.  Under the lease agreement, the Company is responsible for certain insurance and maintenance expenses, which are not part of the minimum lease payments.  In addition, the lease agreement contains scheduled rent increases.  Upon taking control of the building, the related rent expense for the lease is calculated on a straight-line basis according to the lease's rental terms.  The Company will commence remitting scheduled lease payments in the second quarter of 2023.  The Company anticipates an annual lease expense of approximately $1.5 million over the term of the lease.  Lease expense recognition commenced in the first quarter of 2023.  The initial lease payment will be made in the second quarter of 2023.

In conjunction with the Company's move into the new headquarters and design center in early 2023, the Company entered into a lease financing arrangement related to furniture for the new office facilities in   April 2022.  The total cost of the furniture financed was$1.1 million, which included tax, freight, interim storage, and installation labor.  The Company was responsible for paying interest-only payments to the financing company related to the furniture procurement order (interest on principal of $496 thousand) placed in April 2022 prior to the first scheduled principal financing payment, which occurred in August 2022 ($246 thousand).  The Company made interest-only payments to the financing company related to the furniture procurement order through August 2022 in the amount of $17 thousand.  The total scheduled principal and interest payments to be made after March 31, 2023 related to the furniture financing are $609 thousand.

As disclosed in Note 5, the Company entered into a lease agreement in July 2021 in conjunction with the Company's planned move into its new headquarters and design center in early 2023.  The total cost of the new building asset additions were $7.7 million, with the Company being responsible for the balance in excess of the landlord's $3.5 million allowance (the "excess construction costs") plus deferral fees and interest.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recorded advanced rent amounts paid and payable to the landlord as long-term prepaid expenses and other on the consolidated balance sheet as of  December 31, 2022.  These amounts were reclassified to the operating lease right-of-use asset upon lease commencement in the first quarter of 2023.

Legal

In the ordinary course of business, the Company may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s unaudited interim condensed consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at March 31, 2023, or December 31, 2022.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements.  As a result, no liability for these agreements has been recorded at March 31, 2023, or December 31, 2022.

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

9. INCOME TAXES

The Company did not have any income tax expense for the three months ended March 31, 2023 or 2022.

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2023 and 2022 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to a valuation allowance.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets.  Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability.  Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of March 31, 2023, and December 31, 2022.

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

Deferred tax assets and liabilities are determined based on the differences between the unaudited interim condensed consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Potential 382 Limitation

The Company’s ability to utilize its net operating loss ("NOL") and research and development ("R&D") credit carryforwards   may be substantially limited due to ownership changes that could occur in the future, as required by Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), as well as similar State provisions.  These ownership changes   may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of a company's outstanding stock by certain stockholders or public groups.

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

In the third quarter of 2022, the Company's tax advisors completed a study to assess whether one or more ownership changes have occurred since the Company became a loss corporation under the definition of Section 382.  It was determined that the Company has not experienced any "ownership changes" since 2014.  If an "ownership change" occurs in the future, such change  may result in the expiration of a portion of the Company's NOL or R&D credit carryforwards before utilization.  As a result of the Section 382 study, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC-740.  The Company has a full deferred tax valuation allowance as of March 31, 2023.

At   December 31, 2022, the Company had federal NOL and R&D credit carryforwards of approximately $19,022,927 and $626,347, respectively, which are available to offset future taxable income subject to any future "ownership change."

10. Related Party Transactions

We have not had any related party transactions, beyond participation in the Offering and compensation arrangements in the quarter ended March 31, 2023.  Any related party transactions between January 1, 2019 and December 31, 2022 are further described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Participation in the Offering

Certain existing shareholders, including investors affiliated with certain of our directors and officers, purchased an aggregate of 45,383 Units (on a post-split basis) in conjunction with the Offering through all closings.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Code.  The Company’s contributions to the plan are at the discretion of executive management with board of directors advisement.  Under the 401(k) plan, the Company may contribute up to four percent (4%) of eligible employee salaries.  The Company made $89,636 and $79,234 of contributions to the plan in the three months ended March 31, 2023 and 2022, respectively.

12. Subsequent Events

Management has evaluated subsequent events occurring after March 31, 2023, through  May 10,2023, the date the unaudited interim condensed consolidated financial statements were issued, and concluded the following subsequent events have occurred during that period but were not recognized in the unaudited interim condensed financial statements other than the effect of the reverse stock split, which is reflected in the unaudited interim condensed financial statements.  Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.

Reverse Stock Split

The Company’s board of directors approved a reverse split of shares of the Company’s common stock on a six-for-one basis, which was effective as of 12:01 a.m. Eastern Time on April 17, 2023 (the “Effective Time”).  As a result of the reverse stock split, at the Effective Time, every six shares of common stock were automatically converted into one share of common stock, but without any change in the par value per share.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number.  The number of authorized shares of common stock remains unchanged at 300,000,000 shares.   Proportionate adjustments were made to the per share exercise price and the number of shares of common stock issuable upon the exercise of all outstanding stock options and warrants.  The number of shares of common stock deliverable upon vesting of RSUs were similarly adjusted.  Concurrently, the number of shares of common stock reserved for future issuance under the Company’s 2014 and 2021 Equity Incentive Plans immediately prior to the Effective Time were reduced proportionately.

Initial Public Offering

On April 3, 2023, the Company disclosed in a Form S-1 registration statement, its intent to issue additional shares of common stock in an initial public offering to be conducted in conjunction with its application to list its common stock on the Nasdaq Capital Market operated by Nasdaq upon satisfaction of the exchange’s initial listing criteria.  If the Company's common stock is not approved for listing on the Nasdaq Capital Market, it will not consummate the offering.  No assurance can be given that the Company's Nasdaq application will be approved or the offering completed.

Salem Loan Facility

As disclosed in Note 5, the Company has a Loan Agreement with Salem.  The Loan Agreement provides for Salem making aggregate advances of up to $8.0 million under the Loan Facility.  An initial advance of $5.0 million was made in August 2022, with additional advances of up to $3.0 million available at Salem’s discretion.  On May 1, 2023, Salem made an additional discretionary advance of $1.5 million to the Company of the remaining $3.0 million available under the Loan Facility.  At the same time, the Company agreed to increase the interest rate for the Loan Facility to 14.0% per annum, with 11.0% payable in cash and 3.0% payable-in-kind, with the principal and outstanding interest due in August 2027.  The terms of the May 1, 2023 advance are set forth in an amendment to the Loan Agreement, a copy of which is attached to this Form 10-Q as Exhibit 10.1.

In conjunction with the additional advance, the Company paid Salem a closing fee of $60 thousand and has issued Salem 12,500 shares of common stock (post-split) as consideration for the $1.5 million advance.  Accordingly, as of May 1, 2023, the Company has received total advances of $6.5 million under the Salem Loan Facility and has issued 37,500 shares (post-split) of common stock to Salem.  The Loan Facility has a five-year term.  Should the Company repay the loan during the first three years of the term, it may be required to pay a prepayment premium equal to (i) 3.0% of the prepaid principal during year 1, (ii) 2.0% of the prepaid principal during year 2, and (iii) 1.0% of the prepaid principal during year 3.  The Loan Facility contains customary affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, fundamental changes and changes in the nature of the Company’s business.  In addition, the Loan Facility provides that the Company must maintain compliance with a maximum leverage ratio and a minimum liquidity covenant.  The Loan Facility also contains customary representations and warranties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read together with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 3, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the exhibits hereto and the information incorporated by reference herein, sections entitled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to risks and uncertainties.  Information regarding activities, events, and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections.  Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of other uses of cash flows.  Forward-looking statements generally can be identified through the use of words such as “guidance,” "believe,” “could,” “potential,” “continue,” “outlook,” “project,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar expressions that do not relate solely to historical matters.  Forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management.  Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by forward-looking statements.

Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only, and actual results could differ materially from management’s expectations due to a variety of factors, including those described below.  All forward-looking statements are expressly qualified in their entirety by such risk factors.

The forward-looking statements that we make in this Quarterly Report on Form 10-Q are based on management’s current views and assumptions regarding future events and speak only as of their dates.  We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.

Our business is subject to numerous risks and uncertainties, including the following:

● we may not be able to generate sufficient cash to service all of our debt or meet our operating needs;

● we may not be able to raise sufficient equity capital to support our operating needs and fund our strategic plans;

● risks relating to fluctuations in our operating results;

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

Overview

Guerrilla RF, Inc. (formerly known as Laffin Acquisition Corp.) was incorporated in the State of Delaware on November 9, 2020.  Guerrilla RF Operating Corporation (formerly known as Guerrilla RF, Inc.), a fabless semiconductor company based in Greensboro, North Carolina, was founded in 2013, initially as a North Carolina limited liability company before converting to a Delaware corporation.  On October 22, 2021, Guerrilla RF Acquisition Corp., a wholly owned subsidiary of Guerrilla RF, Inc., merged with and into Guerrilla RF Operating Corporation in a “reverse merger” transaction, the Merger, with Guerrilla RF Operating Corporation continuing as the surviving corporation and a wholly-owned subsidiary of Guerrilla RF, Inc.

Prior to the Merger, Laffin Acquisition Corp. was a “shell” company registered under the Exchange Act, with no specific business plan or purpose until it began operating the business of Guerrilla RF following the closing of the Merger.  All references in this Quarterly Report to “Guerrilla RF” refer to Guerrilla RF Operating Corporation, a privately held Delaware corporation, and our direct, wholly-owned subsidiary.  Unless otherwise stated or the context otherwise indicates, references to the “Company”, “we”, “our”, “us” or similar terms refer to Guerrilla RF, Inc. (formerly known as Laffin Acquisition Corp.) together with its wholly-owned subsidiary, Guerrilla RF.  Guerrilla RF holds all material assets and conducts all business activities and operations of the Company.  Accordingly, throughout this Form 10-Q, there are frequent references to Guerrilla RF.

Our common stock is currently quoted on the OTCQX, under the symbol “GUER.”

As disclosed in Note 1 and Note 12, in conjunction with the above-noted planned uplisting to the Nasdaq or another national securities exchange, the Company’s board of directors approved a reverse split of shares of the Company’s common stock on a six-for-one basis, which was effective as of 12:01 a.m. Eastern Time on April 17, 2023 (the “Effective Time”).  As a result of the reverse stock split, at the Effective Time, every six (6) shares of the issued and outstanding common stock were automatically converted into one (1) share of common stock, but without any change in the par value per share.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number.  The number of authorized shares of common stock under the Company's Delaware Certificate of Incorporation remained unchanged at 300,000,000 shares.   Proportionate adjustments were made to the per share exercise price and the number of shares of common stock issuable upon the exercise of all outstanding stock options and warrants granted by the Company.  The number of shares of common stock deliverable upon settlement or vesting of restricted stock units were similarly adjusted.  Concurrently, the number of shares of common stock reserved for future issuance under the Company’s 2014 and 2021 Equity Incentive Plans immediately prior to the Effective Time were reduced proportionately.

Our principal executive offices are located at 2000 Pisgah Church Road, Greensboro, North Carolina 27455.  Our telephone number is (336) 510-7840.  Our website address is www.guerrilla-rf.com.  Information contained on, or that can be accessed through, our website is not a part of this Quarterly Report.  All trademarks, service marks, and trade names appearing in this Quarterly Report are the property of their respective holders.  Use or display by us of other parties’ trademarks, trade dress, or products is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

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

FIRST QUARTER FISCAL 2023 FINANCIAL HIGHLIGHTS

●  Revenue for the first quarter of fiscal 2023 decreased 16.4% as compared to the first quarter of fiscal 2022, primarily due to lower demand for our catalog, repeaters, and digital step attenuators products.  In Q1 2022, the Company experienced unusually high order patterns driven by supply chain and market dynamics, which was not repeated in Q1 2023.  Partially offsetting the decrease in these product categories was a rebound in automotive product revenues driven by improving supply chain conditions and newly acquired customer slots.  The Company added these customer slots by being awarded business with both direct OEMs as well as major automotive electronic supply companies.

●  Gross profit for the first quarter of fiscal 2023 was 56.6% of revenues as compared to 60.0% for the first quarter of fiscal 2022.  The Company's contribution margins increased from 71.9% in Q1 2022 to 73.1%, in Q1 2023 as product mix and pricing both contributed to improved profitability.  Over these same compartive periods, overhead spending increased 15% primarily attributable to an increase in fixed overhead spending.  Overhead spending increased due to headcount additions in our Quality group, as well as increased facility costs.

●  Operating loss was $3.7 million for Q1 2023 as compared to $1.8 million for Q1 2022.  This operating loss increase was primarily due to higher operating expenses relative to sales (170.0% in Q1 2023 vs. 106.8% in Q1 2022).  Increased operating expenses were primarily attributable to increased investment in research and development (which grew 44% when compared to the prior year period), sales and marketing headcount additions, and additional costs associated with public company filings.  Selling, general, and administrative costs increased year over year by 25.1% from 2022 to 2023 on a year-to-date basis.

●  Net loss per share was $0.62 and $0.34 for the first quarter of fiscal 2023 and 2022, respectively.

● Capital expenditures were $0.1 million for the first quarter of fiscal 2023 as compared to $0.2 million for the first quarter of fiscal 2022.  The majority of capital expenditures for the first quarter of 2023 are related to capital additions for the Company's lab space and related equipment.

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

	Three Months Ended March 31,
	2023 (unaudited)	2022 (unaudited)
Key Metrics
Number of products released	2	2
Number of total products	121	103
Number of products with lifetime revenue exceeding $100 thousand	54	45
Product backlog	$6.50 million	$4.98 million

Number of products released:  The total number of distinct new products released into production (products that have completed design, quality, and supply chain readiness) during the period.

Number of total products:  The cumulative number of production-released products since our inception through the end of the period.

Number of products with lifetime revenue exceeding $100 thousand:  The number of products that have achieved the threshold of cumulative sales of $100,000 since our inception through the end of the period.

Product backlog:  The amount of product sales that have been committed to by customers, but have not yet been completed, shipped, or invoiced.  The Company's product backlog can be materially impacted by supply chain constraints, a shift in customer ordering patterns whereby customers place orders in anticipation of extended product delivery lead times, or other customer order delivery request modifications.  Furthermore, because the Company partners closely with a number of its customers to produce high-performance, quality components that are often designed into customers’ end products, immediate substitution of the Company’s products is neither typically desired by customers nor necessarily feasible.  As such, the Company has not historically experienced significant order cancellations, and the Company does not expect significant order cancellations in the future.  The Company closely monitors product backlog and its potential impact on the Company’s financial perfomance.

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

R&D expenses consist of costs for the design, development, testing, and enhancement of our products and are generally expensed as incurred.  These costs consist primarily of personnel costs, including salaries, benefits, bonuses, and share-based compensation for our product development personnel.  Research and development expenses also include training costs, product management, third-party partner fees, and third-party consulting fees.  We expect our research and development expenses to increase in absolute dollars as our business grows, but as a percent of revenues, R&D expenses are expected to decrease.

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

Interest Expense

Interest expense consists primarily of the interest incurred on our debt obligations, our factoring arrangement expense, the non-cash interest expense associated with the amortization of common shares issued to certain of our debtholders, and lease expense related to our capital leases.

Results of Operations

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Revenues	$3,230,888	$3,865,911
Direct product costs	1,403,345	1,547,281
Gross profit	1,827,543	2,318,630
Operating expenses:
Research and development	2,586,169	1,802,006
Sales and marketing	1,361,949	1,085,843
General and administrative	1,546,163	1,239,650
Total operating expenses	5,494,281	4,127,499
Operating loss	(3,666,738)	(1,808,869)
Other income (expenses):
Interest expense	(341,857)	(57,221)
Other income (expenses)	7,177	—
Total other income (expenses), net	(334,680)	(57,221)
Net loss	$(4,001,418)	$(1,866,090)

Comparison of the three months ended March 31, 2023 and 2022 (unaudited):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues	$3,230,888	$3,865,911	(635,023)	(16)%

Revenues decreased $0.64 million to $3.23 million for the three months ended March 31, 2023, as compared to $3.87 million for the three months ended March 31, 2022.  The decrease in revenues was attributable to a $0.09 million decrease in royalty/non-recurring engineering income, while product revenue decreased $0.55 million.  The small decline in royalty revenues was the result of a gradual decline in a long-running program for a wireless infrastructure application. Within product revenues, catalog products, repeaters, and attenuators drove the decline.  These products categories, and to a lesser degree others, experienced high order patterns as the market anticipated supply chain shortages in the semi-conductor space during early 2022.  In Q1 2023, supply chains are no longer characterized by extreme lead times and shortages, thus, order patterns are not being impacted by these concerns to the degree they were a year ago.  Offsetting these product category order declines was a rebound in our automotive market revenues ($0.3 million) in Q1 2023 as compared to Q1 2022.

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue.  Using this definition, Guerrilla RF had one major customer, RFPD, during the three months ended March 31, 2023, and March 31, 2022.  RFPD, a large product distributor serving numerous end-user customers, generated 84% and 85% of product shipment revenue for the three months ended March 31, 2023 and 2022, respectively.

Nonproduct (royalty and non-recurring engineering ("NRE")) revenues decreased 32% for the three months ended March 31, 2023, compared to March 31, 2022, from $0.28 million to $0.19 million, as our royalty revenues decreased while NRE revenues grew.  We continued to develop and sell new products into our markets, and new product sales grew 104% from $0.26 million for the three months ended March 31, 2022 to $0.53 million for the three months ended March 31, 2023.  Our existing product sales decreased from $3.3 million for the three months ended March 31, 2022 to $2.5 million for the three months ended March 31, 2023, due to the normalization of the supply chain, discussed above.

International shipments amounted to $0.5 million (approximately 15% of product revenue) for the three months ended March 31, 2023, and 2022.

Direct Product Costs and Gross Profit

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Direct product costs	$1,403,345	$1,547,281	(143,936)	(9)%
Gross profit	$1,827,543	$2,318,630	(491,087)	(21)%

Direct product costs decreased $0.14 million to $1.4 million for the three months ended March 31, 2023, compared to $1.5 million for the three months ended March 31, 2022.  The 9% decrease in direct product cost was driven by a product sales volume decrease of 15% (excluding royalty and NRE revenue).  This decrease was partially offset by increased fixed overhead costs (Quality staffing, facilities costs, and equipment costs).  Year-over-year gross profit, taking into account overhead spending increases, decreased 21% from Q1 2022 to 2023 on a comparative period basis, and as a percentage of revenue decreased from 60.0% to 56.6%.

Research and Development Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Research and development	$2,586,169	$1,802,006	784,163	44%

Research and development expenses increased $0.8  million to $2.6 million for the three months ended March 31, 2023, compared to $1.8 million for the three months ended March 31, 2022.  The increase was attributable to $0.6 million in facilities, information technology support and lab expenses, $0.1 million of staffing additions in our Engineering department, and $0.1 million of research lab and equipment costs.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Sales and marketing	$1,361,949	$1,085,843	276,106	25%

Sales and marketing expenses increased $0.3 million to $1.4 million for the three months ended March 31, 2023, compared to $1.1 million for the three months ended March 31, 2022.  The increase year over year was driven by increases of $0.1 million in staffing costs and $0.2 million in various sales and marketing expenses including sales commissions, information technology support, and customer support.

General and Administrative Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
General and administrative expenses	$1,546,163	$1,239,650	306,513	25%

General and administrative expenses increased $0.3 million to $1.5 million for the three months ended March 31, 2023, compared to $1.2 million for the three months ended March 31, 2022.  The increase was primarily related to an increase of $0.2 million in legal, audit, and consulting fees, and $0.1 million in wages and benefits.  The increase of $0.2 million in legal, audit, and consulting fees was driven by activities associated with accounting advisory services and general legal and administration.

Other Income (Expenses)

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Interest expense	$(341,857)	$(57,221)	$(284,636)	497%
Other income (expense)	7,177	—	$7,177	-
Total other income (expenses), net	$(334,680)	$(57,221)	$(277,459)	485%

Interest expense increased approximately $0.28 million to $0.34 million for the three months ended March 31, 2023, compared to $0.06 million for the three months ended March 31, 2022.  The increase was attributable to two debt facilities the Company entered into during fiscal 2022.  The first was an asset-based loan with a total available draw of up to $3 million secured by inventory and accounts receivables.  The second was a $8 million commercial line of credit of which the Company has drawn $5 million, which occurred in the 2nd half of 2022 and did not impact Q1 2022.

Other income was zero or insignificant in both Q1 2022 and Q1 2023.

Liquidity and Capital Resources

Our primary source of liquidity is cash raised from private placements and debt financing.  As of March 31, 2023, we had cash resources of $1.9 million.  We also have two loan facilities, one of which is for up to $3.0 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our unaudited interim condensed consolidated financial statements), and the other of which is for up to $8.0 million with a different lender (referred to as the Salem Loan Facility, also described in Note 5 to our unaudited condensed consolidated financial statements).  As of March 31, 2023, we had drawn down $1.0 million under the Spectrum Loan Facility and $5.0 million under the Salem Loan Facility.  In addition, the Company entered into several smaller secured and unsecured loans to finance specific equipment and furnishing needs in Q1 2023.  These smaller financing agreements totaled approximately $0.5 million and are largely long-term in nature.  The Company raised gross proceeds of approximately $9.2 million in a private placement offering with the final closing on February 28, 2023, including $4.2 million after December 31, 2022, to further support its current and future liquidity needs.  The Company believes that its existing cash and cash equivalents will provide sufficient resources to support operations through the second quarter of 2023.  Potentially, the Company could draw down additional funds under the Spectrum Loan Facility; however, its ability to do so is dependent upon the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility, which value fluctuates from time to time and is ultimately outside of the Company’s control.  Subsequent to March 31, 2023, the Company drew down an additional $1.5 million of the Salem Loan Facility.  The Company has now borrowed a total of $6.5 million from Salem under the Salem Loan Facility.  The Company is also pursuing additional funding opportunities, including planning for a further capital raise in the second quarter of 2023 in connection with its planned uplisting to the Nasdaq or another national securities exchange.  In the event the Company is unable to secure these or other funding sources, it may be unable to fund ongoing operations and pay its obligations as they become due after the second quarter of 2023.

As described in Note 1 to our unaudited interim condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at March 31, 2023 of $31.1 million.  We expect losses and negative cash flows to continue in the near term, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our company grows.  We plan to continue to invest in the implementation of our long-term strategic plan, for which we will require additional funding in fiscal 2023.  We are actively pursuing additional funding as part of our ongoing strategic planning.  There is no assurance that appropriate funding will be available on terms, which are acceptable to us, or at all.  This requirement for additional funding raises substantial doubt about our ability to continue as a going concern.

The Company moved into its new corporate headquarters and design center, located in Greensboro, North Carolina, in the first quarter of 2023.  As of March 31, 2023, the Company owed the new landlord $66 thousand related to agreed-upon excess construction costs, deferral fees, and interest for the new facilities as construction-in-progress.  The Company does not anticipate additional excess construction costs and related interest and deferral fees for which it will be responsible.

Initial building asset addition financing related to furniture for the new headquarter and design center facilities was completed in April 2022 and is further discussed in Note 5 to our unaudited interim condensed consolidated financial statements as of March 31, 2023.  The Company will not make any scheduled lease payments for the new headquarter and design center building until the second quarter of 2023, but it began recognizing associated lease expense in the first quarter of 2023.  The Company anticipates annual building lease payments of approximately $1.5 million, with the first annual lease payment period commencing in the second quarter of 2023.

Cash (used in) provided by:

	Three Months Ended March 31,
	2023	2022

Operating activities	$(5,835,386)	$(2,429,861)
Investing activities	(117,799)	(152,464)
Financing activities	3,490,346	(141,014)
Net decrease in cash	$(2,462,839)	$(2,723,339)

Operating Activities

Cash used in operating activities was $5.8 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively.  Cash used in operating activities for the three months ended March 31, 2023 was principally due to our net loss of $4.0 million.  For the three months ended March 31, 2023, non-cash items that were a part of the net operating loss included depreciation of $0.4 million and stock-based compensation of $0.3 million.  During the three months ended March 31, 2023, increases in trade accounts receivable of $0.5 million and decreases to accounts payable and accrued expenses of $1.9 million partially contributed to the net loss for operating cash flow as noted above.

Cash used in operating activities for the three months ended March 31, 2022, primarily resulted from our net loss of $1.9 million.  During the three months ended March 31, 2022, there was a moderate increase in inventory of $0.2 million, but a much larger increase to accounts receivable both of which reduced cash available from operations, partially offset by a small decrease in accounts payable and accrued expenses of $0.15 million

Investing Activities

Cash used in investing activities was $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.  Cash used in investing activities resulted from capital expenditures on property and equipment for all periods presented.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 of $3.5 million was primarily attributable to net private placement offering proceeds of $3.7 million, partially offset by principal payments on capital leases.

Cash used by financing activities during the three months ended March 31, 2022 of $0.1 million principally resulted from principal payments on capital leases.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of March 31, 2023 (unaudited).  As mentioned above, associated with the move of our business headquarters and design center in the first quarter of 2023, the Company paid what it anticipates was its final payment of $66 thousand of excess construction costs and related interest and deferral fees for which it will be responsible in April 2023.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$763,358	$763,358	$—	$—	$—
Long-term notes (excluding interest)	4,586,852	—	—	4,586,852	—
Long-term debt	306,511		151,270	145,525	9,716
Short-term debt	1,363,186	1,363,186	—	—	—
Operating lease obligations	6,956,970	434,257	941,075	1,030,938	4,550,700
Finance lease obligations	3,829,568	814,664	2,026,060	987,330	1,514
Total	$17,806,445	$3,375,465	$3,118,405	$6,750,645	$4,561,930

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and judgments in the preparation of our unaudited interim condensed consolidated financial statements involve revenue recognition, the valuation of our stock-based compensation, including the underlying estimated fair value of our common stock, lease accounting, income taxes including the valuation allowance for deferred tax assets, and going concern considerations.  Accordingly, actual results may differ from these estimates.  To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows will be affected.

Other than as described under Note 2 to our audited consolidated financial statements, the Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 3, 2023, have not materially changed.

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

Our ability to continue as a going concern will depend on us being able to raise additional capital and/or secure additional loans to fund our operations and achieve our business objectives.  Our cash balance stood at $1.9 million on March 31, 2023; however, we have recorded a net loss of $4.0 million for the quarter ended March 31, 2023.  On February 28, 2023, we completed a private placement offering, raising gross proceeds of $9.2 million, including $5.0 million in an initial closing in late December 2022 and $4.2 million in January and February 2023.

Potentially, we could draw down additional funds under our existing Spectrum Loan Facility; however, our ability to do so is dependent upon the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility, which value fluctuates from time to time and is ultimately outside of our control.  As disclosed in Note 12, subsequent to March 31, 2023, Salem approved the Company's request to draw down an additional $1.5 million on May 1, 2023.  In conjunction with the additional $1.5 million draw, the Company issued Salem 12,500 shares of common stock (post-split).  Accordingly, the Company has now borrowed a total of $6.5 million from Salem under the Loan Facility and issued 37,500 shares of common stock to Salem.  We are also pursuing additional funding opportunities, including planning for a further capital raise in the second quarter of 2023 in connection with our planned uplisting to the Nasdaq or another national securities exchange.  The ongoing inflationary economic environment and related capital market effects caused by the lingering effects of the COVID-19 pandemic, including its impact on the supply chain, cannot be predicted with certainty and may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition, and liquidity.  Our failure to do any of the aforementioned things could harm our business, financial condition and results of operations.  Ultimately, if we do not secure additional financing in a timely manner, we will be unable to fund ongoing operations and pay our obligations as they become due, creating substantial doubt about our ability to continue as a going concern.

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

The estimated fair value of each grant and modification of stock options awarded during fiscal 2023 and 2022 was determined using the following methods and assumptions:

●

Estimated fair value of common stock.  As our common stock was not publicly traded prior to May 13, 2022, and subsequently has experienced limited trading volumes, our Board of Directors periodically estimated the fair value of our common stock considering, among other things, contemporaneous valuations of our preferred and common stock prepared by an independent third-party valuation firm prior to fiscal 2023 in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

●

Expected term.  Due to the lack of a large public market for the trading of our common stock and the lack of sufficient company-specific historical data, the expected term of employee stock options is determined using the “simplified” method, as prescribed in SAB No.107 ("SAB 107"), Share-Based Payment, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

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

Our common stock became quoted on the OTCQX, an OTC Markets Group trading platform, on May 13, 2022.  We began using our quoted common stock price as a fair value estimation factor to value our common stock once it achieved sufficient trading volume during the year ended December 31, 2022 and this trading volume sufficiency has continued through the quarter ending March 31, 2023.  In addition, as all of Guerrilla RF's preferred stock was converted into common stock in October 2021, we will no longer need to estimate the fair value of preferred stock as no preferred stock has been outstanding since October 2021.

Recently Adopted Accounting Standards

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

ITEM 4. CONTROLS AND PROCEDURES.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Form 10-Q.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, as a result of our material weakness in internal controls over financial reporting disclosed within our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that our disclosure controls and procedures were not effective as of March 31, 2023.  While the existence of the material weakness did not result in a material misstatement to the financial statements, it presented a reasonable possibility that a material misstatement in the financial statements could have occurred.

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

To respond to the material weakness disclosed within our Annual Report on Form 10-K for the year ended December 31, 2022, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting.  Our remediation efforts have been implemented and we have designed control procedures to address the material weakness.  The actions taken by management include, but are not limited to:

• the retention of a public accounting firm to assist us with our tax accounting and tax provision calculations;

• the retention of an accounting advisory services consulting firm to assist us with evaluating and documenting the accounting treatment of significant unusual transactions;

• the enhancement of our procedures to evaluate and document the accounting treatment of significant unusual transactions, including the utilization of an accounting research tool;

• the enhancement of our segregation of duties through a review and revision of information technology access rights;

• the enhancement and formalization of our financial reporting scheduling and closing calendar; and

• the enhancement of our secondary review process during our financial reporting process.

We can offer no assurance that these remediation steps will prevent any future deficiencies in our internal control over financial reporting.  Any failure to maintain adequate internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis.  Furthermore, we can give no assurance that the measures we have taken will remediate the outstanding material weakness, or will prevent any future material weaknesses, or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.  In addition, our strengthened controls and procedures may not be adequate to prevent or identify irregularities or errors, which could affect the fair presentation of our consolidated financial statements.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there have been changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These changes are a result of our above-noted actions taken to remedy the material weakness in internal controls over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings.  From time to time, we may become involved in lawsuits and legal proceedings that arise in the ordinary course of business.

ITEM 1A. RISK FACTORS.

The risks set out below represent updates to risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 3, 2023.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with the other factors described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks Related to Our Business and Industry

We have incurred significant losses in the past and will experience losses in the future.

We have incurred significant losses in the past and recorded a net loss of $12.0 million for the year ended December 31, 2022, $2.8 million for the year ended December 31, 2021, and $4.0 million for the three months ended March 31, 2023.  As of March 31, 2023, we had an accumulated deficitof $31.1 million.  If we cannot make consistent progress toward future profitability, our business and stock price may be adversely affected.

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

Our cash balance stood at $1.9 million on March 31, 2023.  In addition, we have further cash availability under the Spectrum Loan Facility, which provides a maximum line of credit of up to $3.0 million depending on the amount of our eligible accounts receivable and inventory, and the Salem Loan Facility, which provides for additional funding of up to $3.0 million at the lender's discretion.  As disclosed in Note 12, subsequent to March 31, 2023, Salem approved the Company's request to draw down an additional $1.5 million on May 1, 2023.  In conjunction with the additional $1.5 million draw, the Company issued Salem 12,500 shares of common stock (post-split).  Accordingly, the Company has now borrowed a total of $6.5 million from Salem under the Loan Facility and issued 37,500 shares of common stock to Salem.  However, as we currently do not generate positive cash flow from operations, we cannot guarantee that we will have sufficient cash available to fund our operations and service our obligations when due.  We expect losses and negative cash flows to continue, primarily due to continued research, development, and marketing efforts as well as increased administration expenses as our Company grows.  We are actively pursuing an equity capital raise of up to $15 million in order to support our current and future liquidity needs beyond fiscal 2023.  We believe that we have sufficient cash resources and availability under our two loan facilities to fund operations through the second quarter of 2023.  There can be no assurance that we will be able to complete the proposed equity raise in a timely manner, or at all.  If we do not secure additional financing in a timely manner, we will be unable to fund ongoing operations and pay our obligations as they become due, affecting our ability to continue as a going concern.

Our business could be affected by new sanctions and export controls targeting Russia and other responses to Russia’s invasion of Ukraine.

The Russia-Ukraine conflict may adversely affect Guerrilla RF’s business.  Currently, we do not have any supply chain partners located in Russia or Ukraine.  Nor do we have any pending product sales or product shipments to Russian customers or, to our knowledge, any entities listed on the U.S. Department of the Treasury Office of Foreign Assets Control Sectoral Sanctions Identifications List dated March 8, 2023.  However, the related sanctions and other measures imposed by the European Union, the U.S., and other countries and organizations in response have led, and may continue to lead, to disruption and instability in global markets, supply chains, and industries that could negatively impact our business, financial condition, and results of operations.  We have taken steps to ensure our export control processes and controls observe enacted and evolving export sanctions imposed upon Russia, Belarus, and all restricted entities that have been identified by the United States government.  Nevertheless, if we inadvertently make any product sales or shipments to Russian customers or any sanctioned entities, such non-compliance may have a material effect on our financial condition or operations.

Due to the unknown evolution of new sanctions and export controls targeting the People's Republic of China ("PRC") and its ability to purchase and manufacture certain semiconductor chips, our business could be adversely affected.

On October 7, 2022, the U.S. Department of Commerce’s Bureau of Industry and Security ("BIS") announced a series of regulations – issued as an interim final rule – amending the Export Administration Regulations to enhance export controls on a range of goods, software, and technology and restrict the PRC’s ability to purchase and manufacture advanced computing chips.  The regulations impose new controls on items relating to advanced computer and semiconductor manufacturing capabilities, broaden end-use restrictions, expand the scope of foreign-produced items subject to licensing requirements, and add to Entity List prohibitions.  We do not anticipate the new regulations will have a material effect on our financial condition or operations.  The production of our high-performance MMICs is not reliant on any manufacturing in the PRC, or, to our knowledge, on any companies that are owned by the PRC or Chinese investors.  Through the three months ended March 31, 2023, we received less than five percent of all our sales from customers located within the PRC.  RF semiconductors such as what we design and produce are not currently covered under the new BIS restrictions.  We have taken steps to ensure our export control processes and controls observe enacted and evolving export sanctions imposed upon the PRC and all restricted entities that have been identified by the United States government.  Nevertheless, if we inadvertently make any product sales or shipments to any sanctioned entities, such non-compliance may have a material effect on our financial condition or operations.

Our ability to realize our deferred tax asset and deduct certain future losses could be limited if we experience an ownership change as defined in the Code.

Under the Code, a corporation is generally allowed a deduction for NOLs carried over from prior taxable years.  As of December 31, 2022, we had approximately $28.9 million of gross federal and State NOLs and $0.6 million of other carryforwards available to reduce future federal taxable income.  Our ability to use our NOLs and other carryforwards will depend on the amount of taxable income generated in future periods.  A corporation’s ability to deduct its federal NOL carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code if it undergoes an “ownership change” as defined in Section 382 (generally, where cumulative stock ownership changes among material stockholders exceed 50% during a rolling three-year period).  Accordingly, if the Company were to undergo an "ownership change", our ability to utilize our NOLs and other carryforwards would be limited, and this could have a material effect on our business, financial condition, and results of operations.  The relevant calculations for Section 382 are technical and highly complex.  Whether an “ownership change” occurs is largely outside of our control, and there can be no assurance that such a change will not occur in the future.  If an “ownership change” occurs in the future it is possible that the limitations imposed could cause a net increase in our federal income tax liability and cause federal income taxes to be paid earlier than if such limitations were not in effect.  An ownership change could also eliminate a portion of the federal tax loss carryforward if the limitation is low and causes our NOLs to expire unutilized.  Any such “ownership change” could have a material adverse effect on our future business, results of operations, financial condition, and the value of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

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

Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization among Laffin Acquisition Corp., Guerrilla RF Acquisition Co. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	2.1	October 27, 2021
3.1	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.2	Amended and restated bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
4.1	Form of Lock Up Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.1	October 27, 2021
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
10.1	Amendment No. 1 to Loan Agreement by and among Guerrilla RF, Inc., Guerrilla RF Operating Corporation, and Salem Investment Partners, LP, dated May 1, 2023.	10-Q	000-56238	10.1		X
31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of John Berg, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of John Berg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page from the Registrant’s from Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: May 10, 2023	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

GUERRILLA RF, INC.

Date: May 10, 2023	By:	/s/ John Berg
John Berg Chief Financial Officer (principal financial officer)