Form 10-Q
period 2023-06-30
Guerrilla RF, Inc.
filed 2023-08-15
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2023
Common Stock, $0.0001 par value	6,827,185

GUERRILLA RF, INC.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023

i

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on March 3, 2023.  As disclosed in Note 1 in the Company's unaudited interim condensed consolidated financial statements included in the Company's Quarterly Report on Form 10-Q filed with the SEC for the period ending March 31, 2023,  the Company’s board of directors approved a reverse split of shares of the Company’s common stock on a six-for-one basis, which was effective as of 12:01 a.m. Eastern Time on April 17, 2023 (the “Effective Time”).  As a result of the reverse stock split, at the Effective Time, every six shares of issued and outstanding common stock were automatically converted into one share of common stock, but without any change in the par value per share.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number.  The number of authorized shares of common stock remained unchanged at 300,000,000 shares.   Proportionate adjustments were made to the per share exercise price and the number of shares of common stock issuable upon the exercise of all outstanding stock options and warrants granted by the Company.  The number of shares of common stock deliverable vesting of restricted stock units were similarly adjusted.  Concurrently, the number of shares of common stock reserved for future issuance under the Company’s 2014 and 2021 Equity Incentive Plans immediately prior to the Effective Time were reduced proportionately.   All common stock and equity related share information included in the Company’s latest Annual Report on Form 10-K filed with the SEC on March 3, 2023 are pre-split.

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022

Assets
Cash	$238,006	$4,340,407
Accounts receivable, net	1,985,101	1,124,971
Inventories, net	1,778,192	1,672,925
Prepaid expenses	738,530	643,401
Total Current Assets	4,739,829	7,781,704

Prepaid expenses and other	-	3,574,746
Deferred offering costs	197,137	-
Operating lease right-of-use assets	10,703,546	209,669
Property, plant, and equipment, net	4,882,253	5,098,097
Total Assets	$20,522,765	$16,664,216

Liabilities and Stockholders' Equity (Deficit)
Accounts payable and accrued expenses	$2,465,949	$4,466,045
Short-term debt	1,842,202	959,803
Operating lease liability, current portion	552,078	139,794
Finance lease liability, current portion	1,125,156	1,078,506
Total Current Liabilities	5,985,385	6,644,148

Long-term debt	677,300	44,279
Operating lease liability	6,277,020	71,714
Finance lease liability	2,535,736	2,984,618
Notes payable	6,060,682	4,564,564
Total Liabilities	21,536,123	14,309,323

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 6,825,131 and 6,211,206 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	679	621
Additional paid-in capital	33,881,631	29,427,440
Accumulated deficit	(34,895,668)	(27,073,168)
Total Stockholders' Equity (Deficit)	(1,013,358)	2,354,893
Total Liabilities and Stockholders' Equity (Deficit)	$20,522,765	$16,664,216

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product	$3,575,312	$2,860,916	$6,615,721	$6,447,183
Royalties and non-recurring engineering	204,022	226,434	394,501	506,078
Total	3,779,334	3,087,350	7,010,222	6,953,261

Direct product costs	1,549,881	1,277,759	2,953,226	2,825,040

Gross Profit	2,229,453	1,809,591	4,056,996	4,128,221

Operating Expenses:
Research and development	2,652,989	2,016,934	5,239,158	3,818,940
Sales and marketing	1,629,944	1,169,435	2,991,893	2,255,278
General and administrative	1,377,342	1,263,730	2,923,505	2,503,380
Total Operating Expenses	5,660,275	4,450,099	11,154,556	8,577,598

Operating Loss	(3,430,822)	(2,640,508)	(7,097,560)	(4,449,377)

Interest expense	(389,012)	(70,853)	(730,869)	(128,074)
Other income	(1,248)	(30,251)	5,929	(30,251)
Total Other Expenses, net	(390,260)	(101,104)	(724,940)	(158,325)
Net Loss	$(3,821,082)	$(2,741,612)	$(7,822,500)	$(4,607,702)

Net loss per share - basic and diluted	$(0.56)	$(0.49)	$(1.18)	$(0.83)

Weighted average common shares outstanding - basic and diluted	6,801,929	5,539,149	6,653,213	5,538,594

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
January 1, 2023	$-	$621	29,427,440	$(27,073,168)	$2,354,893
Net loss	-	-	-	(4,001,418)	(4,001,418)
Equity financing, net of issuance costs	-	53	3,658,622	-	3,658,675
Shares issued for prepaid services	-	1	99,999	-	100,000
Share-based compensation	-	3	268,637	-	268,640
March 31, 2023	$-	$678	$33,454,698	$(31,074,586)	$2,380,790
Net loss	-	-	-	(3,821,082)	(3,821,082)
Equity financing, net of issuance costs	-	1	96,756		96,757
Share-based compensation	-		330,177	-	330,177
June 30, 2023	$-	$679	$33,881,631	$(34,895,668)	$(1,013,358)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity
January 1, 2022	$-	$554	$23,961,473	$(15,046,402)	$8,915,625
Net loss	-	-	-	(1,866,090)	(1,866,090)
Stock options exercised	-	-	5,232	-	5,232
Share-based compensation	-	-	32,856	-	32,856
March 31, 2022	$-	$554	$23,999,561	$(16,912,492)	$7,087,623
Net loss	-	-	-	(2,741,612)	(2,741,612)
Share-based compensation	-	-	181,302	-	181,302
June 30, 2022	$-	$554	$24,180,863	$(19,654,104)	$4,527,313

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(7,822,500)	$(4,607,702)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	821,374	527,633
Share-based compensation	598,817	214,158
Non-cash interest expense related to debt financing	106,157	-
Accretion of notes payables	67,720	-
Shares issued for prepaid services	45,833	-

Changes in assets and liabilities:
Accounts receivable	(860,130)	(303,003)
Inventories	(105,267)	(430,323)
Prepaid expenses	389,091	426,315
Accounts payable and accrued expenses	(1,870,167)	(24,515)
Operating lease liability	(301,541)	-
Net cash used in operating activities	(8,930,613)	(4,197,437)

Cash flows from investing activities
Purchases of property, plant, and equipment	(93,141)	(299,608)
Net cash used in investing activities	(93,141)	(299,608)

Cash flows from financing activities
Proceeds from notes payable and factoring agreement	6,365,824	1,349,935
Proceeds from equity financing, net	3,755,432	-
Proceeds from exercise of stock options	-	5,232
Principal payment of notes payable and recourse factoring agreement	(4,289,941)	(165,265)
Principal payment on finance lease	(543,180)	(302,112)
Repayment of finance insurance premiums	(291,782)	-
Payment of deferred offering costs	(75,000)	-
Net cash provided by financing activities	4,921,353	887,790

Net decrease in cash	(4,102,401)	(3,609,255)

Cash, beginning of period	4,340,407	5,313,985
Cash, end of period	$238,006	$1,704,730

Noncash transactions:
Shares issued for prepaid services	$100,000	$-
Financing of property and equipment	$512,389	$3,316,038
Financing of insurance premiums and software	$173,360	$-
Right-of-use assets obtained through operating lease	$7,289,971	$-
Financing of mask set and wafer	$369,421	$-
Property and equipment additions included in accounts payable	$-	$758,194

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Guerrilla RF, Inc. (formerly known as Laffin Acquisition Corp., the “Company”) was incorporated in the State of Delaware on  November 9, 2020.  On  October 22, 2021, the Company's wholly-owned subsidiary, Guerrilla RF Acquisition Corp., a corporation formed in the State of Delaware on  October 20, 2021 (“Acquisition Sub”) and privately held Guerrilla RF Operating Corporation (formerly known as Guerrilla RF, Inc.) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”).  Pursuant to the terms of the Merger Agreement, on  October 22, 2021 (the “Closing Date”), Acquisition Sub merged with and into Guerrilla RF Operating Corporation with Guerrilla RF Operating Corporation continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”).  Prior to the Merger, Laffin Acquisition Corp. was a “shell” company registered under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), with no specific business plan or purpose until it began operating the business of Guerrilla RF Operating Corporation following the closing of the Merger.  On May 30, 2023, Guerrilla RF Operating Corporation was merged with and into the Company.

All references in these unaudited interim condensed consolidated financial statements and related Quarterly Report to “Guerrilla RF” refer to:  (i) for periods prior to May 30, 2023, Guerrilla RF Operating Corporation; and (ii) for subsequent periods, Guerrilla RF, Inc.  Unless otherwise stated or the context otherwise indicates, references to the “Company”, “we”, “our”, “us” or similar terms refer to Guerrilla RF, Inc.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has incurred substantial negative cash flows from operations in nearly every fiscal period since inception, including a net loss of $3.8 million for the three months ended June 30, 2023.  In addition, as of June 30, 2023, the Company had an accumulated deficit of $34.9 million.  The Company expects losses and negative cash flows to continue, primarily as a result of continued investment in research and development, capital additions supporting our planned business expansion and growth, sales and marketing efforts, and increased administration expenses as our Company grows.  We plan to continue to invest in the implementation of our long-term strategic plan and we will require additional funding in 2023.   There is no assurance that appropriate funding will be available on terms, which are acceptable to us, or at all.  This requirement for additional funding raises substantial doubt about our ability to continue as a going concern.

The Company had a cash balance of $238 thousand at June 30, 2023.  In June 2022, the Company established a loan facility with Spectrum Commercial Services Company, L.L.C. ("Spectrum") providing for advances of up to $3.0 million (the "Spectrum Loan Facility" further described in Note 5).  As of June 30, 2023, the outstanding balance under the Spectrum Loan Facility was $1.5 million.  In August 2022, the Company established a loan facility with Salem Investment Partners V, Limited Partnership ("Salem") providing for advances of up to $8.0 million (the "Salem Loan Facility") further described in Note 5.  As of June 30, 2023, the undiscounted outstanding balance under the Salem Loan Facility was $6.5 million.  As discussed in Note 12, subsequent to June 30, 2023, the Company issued unsecured convertible promissory notes in the aggregate amount of $790,000 and drew down an additional $1.5 million under the Salem Loan Facility.  Furthermore, the Company is negotiating the advance of up to an additional $4.0 million under the Salem Loan Facility to fund future operations.  Potentially, the Company could also draw down additional funds under the Spectrum Loan Facility; however, its ability to do so is dependent upon the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility, which value fluctuates from time to time and is ultimately outside of the Company’s control.  The Company believes that its existing cash and cash equivalents, together with anticipated additional financing, will provide sufficient resources to support operations through end of the first quarter of 2024.  In the event the Company is unable to secure the $4.0 million additional financing or other funding sources, it  may be unable to fund ongoing operations and pay its obligations as they become due after the third quarter of 2023.

In conjunction with the previously disclosed proposal to uplist to the Nasdaq or another national securities exchange, the Company’s board of directors approved a reverse split of shares of the Company’s common stock on a six-for-one basis, which was effective as of 12:01 a.m. Eastern Time on April 17, 2023 (the “Effective Time”).  As a result of the reverse stock split, at the Effective Time, every six shares of the issued and outstanding common stock were automatically converted into one share of common stock, but without any change in the par value per share.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number.  The number of authorized shares of common stock remains unchanged at 300,000,000 shares.   Proportionate adjustments were made to the per share exercise price and the number of shares of common stock issuable upon the exercise of all outstanding stock options and warrants granted by the Company.  The number of shares of common stock deliverable upon vesting of restricted stock units were similarly adjusted.  Concurrently, the number of shares of common stock reserved for future issuance under the Company’s 2014 and 2021 Equity Incentive Plans immediately prior to the Effective Time were reduced proportionately.

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q ("Form 10-Q"), and are presented in U.S. dollars.  Accordingly, they do not include all of the information and notes required by GAAP for annual consolidated financial statements.  Any reference in these Notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by ASUs of the FASB.  The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Guerrilla RF Operating Corporation, which was merged with and into the Company on May 30, 2023.  All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2022 ("2022 Form 10-K").  This report should be read in conjunction with our 2022 Form 10-K filed with the SEC on March 3, 2023.  In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2023 and its results of operations, cash flows, and changes in stockholders' equity (deficit) for the three and six months ended June 30, 2023 and 2022.  The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for any future period or the full year.

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

Use of Estimates

The preparation of our unaudited interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related disclosures.  The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and reported amounts of revenue and expenses during the reporting period.  The Company’s significant estimates and judgments involve the identification of performance obligations in revenue recognition, the valuation of share-based compensation, and the valuation of equity financing, including the underlying fair value of the common stock.  Accordingly, actual results could differ from those estimates.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at June 30, 2023, and December 31, 2022 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.  The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC).  To date, the Company has not experienced any losses on its cash deposits.

The Company’s accounts receivable are derived from revenue earned from customers located inside and outside of the U.S.  Major customers are defined as those generating revenue in excess of 10% of the Company’s aggregate annual revenue.  The Company had one major distributor customer, Richardson RFPD, Inc. ("RFPD") accounting for 82% and 83% of product shipment revenue for the six months ended June 30, 2023 and 2022, respectively.  Accounts receivable from RFPD represented 81% and 76% of accounts receivable at June 30, 2023 and December 31, 2022, respectively.

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

On   June 1, 2022,  the Company established a new loan facility (the Spectrum Loan Facility) with Spectrum.  The Spectrum Loan Facility provides for advance payments up to $3 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of June 30, 2023, there were $1.5 million of advances under the Spectrum Loan Facility.  At June 30, 2023, $8.0 thousand of excess collateral was due from Spectrum, which is included in accounts receivable on the condensed consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

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

As of June 30, 2023 and 2022, the Company had $250 thousand and $0, respectively, of revenue from contracts with customers to be recognized over time as the services are delivered to the customer.  Certain nonrecurring engineering service revenues are recognized over time as the services are delivered to the customer.  During the quarter ended June 30, 2023, the Company recognized $0 of revenue that was deferred as of  December 31, 2022.  As of June 30, 2023 and 2022, the Company did not have any contractual liabilities where performance obligations have not yet been satisfied.  During the quarters ended June 30, 2023 and 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

As disclosed in Note 1, the Company’s board of directors approved a reverse split of shares of the Company’s common stock on a six-for-one basis, which was effective as of 12:01 a.m. Eastern Time on April 17, 2023 (the “Effective Time”).  As a result of the reverse stock split, at the Effective Time, every six shares of the issued and outstanding common stock were automatically converted into one share of common stock, but without any change in the par value per share.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number.  The number of authorized shares of common stock remains unchanged at 300,000,000 shares.   Proportionate adjustments were made to the per share exercise price and the number of shares of common stock issuable upon the exercise of all outstanding stock options and warrants granted by the Company.  The number of shares of common stock deliverable upon vesting of restricted stock units were similarly adjusted.  Concurrently, the number of shares of common stock reserved for future issuance under the Company’s 2014 and 2021 Equity Incentive Plans immediately prior to the Effective Time were reduced proportionately.

In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations because a net loss existed for the three and six months ended June 30, 2023 and 2022.  There were 6,801,929 and 5,539,149 weighted average shares outstanding for the three months ended June 30, 2023 and 2022, respectively.  All warrants and options were excluded from the calculation of net loss per share for the periods presented.

The following potentially dilutive securities have been excluded from the computation of basic shares for the three months ended June 30, 2023 and 2022 (unaudited), as they would be anti-dilutive, and all share counts presented are on a post-split basis:

	Three Months Ended June 30,
	2023	2022
Common stock warrants	824,340	55,263
Restricted stock units	195,187	83,017
Stock options	611,367	591,113
	1,630,894	729,393

Convertible Debt Instruments

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20, Debt with Conversion and Other Options.  The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company amortizes the respective debt discount over the term of the notes, using the straight-line method, which approximates the effective interest method.

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

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.  This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services.  These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023.  The Company adopted this accounting guidance effective January 1, 2023.  It did not have a material impact on its unaudited interim condensed consolidated financial statements.

The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on its unaudited interim condensed consolidated financial statements.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. INVENTORIES

Inventories are summarized as follows:

	June 30, 2023
	(unaudited)	December 31, 2022
Raw materials	$512,670	$696,409
Work-in-process	37,182	44,037
Finished goods	1,228,340	932,479
Inventory, net	$1,778,192	$1,672,925

As of June 30, 2023 and December 31, 2022, there was no inventory allowance of potential scrap and obsolete inventory.

4. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2023
	(unaudited)	December 31, 2022
Production assets	$1,866,458	$1,849,808
Computer equipment and software	917,951	809,038
Lab equipment	4,178,338	3,965,189
Office furniture and fixtures	1,180,364	1,044,858
Leasehold improvements	285,397	123,109
Construction work in progress	176,050	207,027
	8,604,558	7,999,029
Less accumulated depreciation	(3,722,305)	(2,900,932)
	$4,882,253	$5,098,097

Depreciation and amortization expense was $821,374 and $527,633 for the six months ended June 30, 2023 and 2022, respectively.

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

In fiscal 2022, the Company concluded the undiscounted future cash flows associated with certain of its long-lived assets, specifically mask sets used in the production of a small subset of Company products and information technology equipment, indicated the carrying amount of those items was not recoverable.  As a result, the Company reviewed the long-lived assets for impairment and recorded $20 thousand of total impairment charges in the second half of fiscal 2022, which was included in general and administrative expenses on the consolidated statement of operations for the year ending  December 31, 2022.  The impairment was measured under an income approach utilizing forecasted discounted cash flows to determine fair values of the impairment assets.  The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value Measurement.

In the second quarter of fiscal 2023, the Company concluded the undiscounted future cash flows associated with certain of its long-lived assets, specifically cameras used for the security equipment at the new headquarters and design center, indicated the carrying amount of those cameras is not recoverable.  As a result, the Company reviewed the long-lived assets for impairment and recorded a $10 thousand impairment charge, which is included in general and administrative expenses on the unaudited interim condensed consolidated statement of operations for the quarter ended  June 30, 2023.  The impairment was measured under an income approach utilizing forecasted discounted cash flows to determine fair values of the impairment assets.  The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value Measurement.

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

The Spectrum Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.  During the three months ended June 30, 2023, the Company was in compliance with these covenants and restrictions.

The foregoing summary of the terms of the Spectrum Loan Facility does not purport to be complete and is subject to, and qualified in its entirety by, reference to the full text of the Credit Agreement and the AR Agreement, which were attached as Exhibits to the Company's Current Report on Form 8-K, filed with the SEC on June 6, 2022.

The Company has borrowed $1.5 million under the Spectrum Loan Facility as of June 30, 2023.  The Company includes the interest expense of the Spectrum Loan Facility ($87 thousand) as part of its interest expense on its unaudited interim condensed consolidated statements of operations, and the total amount of $1.5 million borrowed under the Spectrum Loan Facility is classified as short-term debt on the unaudited condensed consolidated balance sheets.

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

An initial advance of $5.0 million was made in August 2022, with additional advances of up to $3.0 million available at Salem’s discretion.  On May 1, 2023, Salem made an additional discretionary advance of $1.5 million to the Company of the remaining $3.0 million available under the Loan Facility.  At the same time, the Company agreed to increase the interest rate for the Loan Facility to 14.0% per annum, with 11.0% payable in cash and 3.0% payable-in-kind, with the principal and outstanding interest due in August 2027.  The terms of the May 1, 2023 advance are set forth in an amendment to the Loan Agreement, a copy of which was attached to Form 10-Q for the period ended  March 31, 2023 as Exhibit 10.1.

In conjunction with the additional advance of $1.5 million on May 1, 2023, the Company paid Salem a closing fee of $60 thousand and issued Salem 12,500 shares of common stock (post-split) as consideration for the $1.5 million advance.  The $1.5 million advance has been allocated for financial reporting purposes between notes payable, common stock, and additional paid-in capital based on the relative fair value of the underlying common stock.   Accordingly, as of May 1, 2023, the Company has received total advances of $6.5 million under the Salem Loan Facility and has issued 37,500 shares (post-split) of common stock to Salem.  The Loan Facility has a five-year term.  Should the Company repay the loan during the first three years of the term, it may be required to pay a prepayment premium equal to (i) 3.0% of the prepaid principal during year 1, (ii) 2.0% of the prepaid principal during year 2, and (iii) 1.0% of the prepaid principal during year 3.  The Loan Facility contains customary affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, fundamental changes and changes in the nature of the Company’s business,  the purchase or redemption of any Company stock, and the declaration or payment of any dividends on the Company's stock.

In addition, the Salem Loan Facility provides that the Company must maintain compliance with a maximum leverage ratio and a minimum liquidity covenant.  The Loan Facility also contains customary representations and warranties.  The Company has borrowed $6.5 million under the Salem Loan Facility as of June 30,  2023.  As of June 30,  2023, the Company includes the interest expense of the Salem Loan Facilit y  ( $375 thousand ) as part of its interest expense on its unaudited interim condensed consolidated statements of operations, the total amount of $6.5 million borrowed as long-term debt on its unaudited interim condensed consolidated balance s heets ( $6.0 million discounted  long-term debt), and the 37,500 post-split shares of common stock issued ( $0.5 million ) within the unaudited interim condensed consolidated statements of stockholders' equity (deficit).

On June 30, 2023, the Company entered into an amendment to its existing loan agreement with Salem Investment Partners V, Limited Partnership (the “Amendment”).  A copy of the Amendment, which delays the application of one of the financial covenants, is attached as Exhibit 10.3 to Form 8-K filed with the SEC on July 3, 2023.  As of June 30, 2023, the Company is in full compliance with all covenants, representations, and warranties set forth in the Salem Loan Facility.

As of June 30, 2023, the total amount the Company has financed under the Salem Loan Facility on a non-cash basis is:

Promissory notes payable	$6,500,000
Paid in-kind interest	106,157
Less: unamortized loan costs	(61,728)
Less: unamortized original issue discount	(483,747)
Subordinated notes payable, net of unamortized loan costs and original issue discount	$6,060,682

Table of
Contents

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

New Headquarters and Design Center Capital Addition Financing

In conjunction with the Company's move into expanded office facilities in early 2023, the Company entered into a financing arrangement related to furniture for the new office facilities in April 2022.  The total cost of the furniture financed was $1.1 million, which included tax, freight, interim storage, and installation labor.  The Company was responsible for paying interest-only payments to the financing company related to the furniture procurement order (interest on principal of $496 thousand) placed in April 2022 prior to the first scheduled principal financing payment, which occurred in August 2022 ($246 thousand).  The Company made interest-only payments to the financing company related to the furniture procurement order through August 2022 in the amount of $17 thousand.  The total scheduled principal and interest payments to be made after June 30, 2023 related to the April 2022 furniture financing are $526 thousand.

The Company entered into a lease agreement in July 2021 in conjunction with the Company's move into its new headquarters and design center in early 2023 (as described in Note 8 to our unaudited interim condensed consolidated financial statements).  The new headquarters and design center were renovated in accordance with plans agreed upon with the landlord.  The Company took possession of the building once all improvements and renovations (the "new building asset additions") were substantially complete.  Initially, the Company anticipated the new building asset additions being completed and taking possession in September 2022; however, the landlord, as the sole improvement and renovation contractor, experienced significant construction delays and as a result the new headquarters and design center did not become available until the first quarter of 2023.  In August 2022, the Company reached an agreement with the landlord over the timing of the payments for the new building asset additions in light of the significant construction delays (see the lease agreement and amendments as Exhibits 10.7, 10.8, 10.9, and 10.10 to the Form 10-Q filed with the SEC for the period ended  March 31, 2023).  The total cost of the new building asset additions were $7.7 million, with the Company being responsible for the balance in excess of the landlord's $3.5 million allowance (the "excess construction costs") plus deferral fees and interest.

As part of the aforementioned  August 2022 lease amendment, the Company made the landlord an initial payment of $1.3 million towards the excess construction costs and related financing costs.  The August 2022 lease amendment included new financing terms for the excess construction costs, which included a deferral fee (2% per annum) and interest (18% per annum).  Thus, the Company paid the landlord a 2% deferral fee which was applied to all excess construction costs as invoiced by the landlord.  The Company also paid 18% interest on all excess construction costs and deferral fees from the date the landlord invoiced them until the Company remitted payment.  The initial payment of $1.3 million towards the excess construction costs was applied first to accrued interest, then to the deferral fee, and then to excess construction costs.  The Company has paid the remaining balance of the excess construction costs of $3.2 million, with the last payment in April 2023.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Maturity

As of June 30, 2023, debt (as discounted) is expected to mature as follows:

2023	$1,698,610
2024	179,087
2025	155,265
2026	159,952
2027	6,358,667
Thereafter	28,603
$8,580,184

6. COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $ 0.0001.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that  may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors  may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through June 30, 2023.

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

Reverse Stock Split

As disclosed in the Quarterly Report on Form 10-Q for the period ended  March 31, 2023, the Company’s board of directors approved a reverse split of shares of the Company’s common stock on a six-for-one basis, which was effective as of 12:01 a.m. Eastern Time on April 17, 2023 (the “Effective Time”).  As a result of the reverse stock split, at the Effective Time, every six shares of the issued and outstanding common stock were automatically converted into one share of common stock, but without any change in the par value per share.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number.  The number of authorized shares of common stock remains unchanged at 300,000,000 shares.   Proportionate adjustments were made to the per share exercise price and the number of shares of common stock issuable upon the exercise of all outstanding stock options and warrants granted by the Company.  The number of shares of common stock deliverable upon vesting of restricted stock units were similarly adjusted.  Concurrently, the number of shares of common stock reserved for future issuance under the Company’s 2014 and 2021 Equity Incentive Plans immediately prior to the Effective Time were reduced proportionately.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Warrants

As mentioned above, on February 28, 2023, the Company completed the Offering.  Each Unit sold in the Offering included one warrant to purchase one-half of a share of common stock.  Thus, Units sold in the Offering included warrants to purchase 769,146 shares, on a post-split basis, which warrants were issued upon the final closing of the Offering.  The 769,146 Warrant Shares comprise 591,656 Purchaser Warrant Shares and 177,490 Placement Agent Warrant Shares, each exercisable for a period of five years beginning six months following the final closing of the Offering.  As of June 30, 2023, the total amount of outstanding common stock warrants is 824,416, on a post-split basis.

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series.

Prior to the Merger, Guerrilla RF had utilized convertible preferred share issuances, convertible debt issuances, and convertible warrants from private investors to fund its business operations and growth. No dividend was payable on shares of Guerrilla RF common stock or its classes of preferred stock.  At the closing of the Merger, all Guerrilla RF preferred stock was converted into shares of the Company's common stock.  There is no issued or outstanding preferred stock as of June 30, 2023 or December 31, 2022.

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

Stock Option Awards

The Company measures the fair value of each option award on the date of grant using the Black‐Scholes option-pricing model, which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk-free interest rate, and dividend yield.  The fair value of each grant of options during the three months ended June 30, 2023 was determined using the methods and assumptions discussed below:

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and six month periods ended June 30, 2023 and 2022, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	6.25	6.25	6.25	6.25
Expected volatility	52%	67%	52%	67%
Risk-free rate	3.34%	2.50%	3.34%	2.92%
Dividend rate	—	—	—	—

The weighted average grant date fair value of stock option awards granted was$4.18 and $7.64, on a post-split basis, during the three months ended June 30, 2023, and 2022, respectively.

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period.  Unrecognized compensation costs related to unvested options at June 30, 2023, and 2022 amounted to$459,598 and $442,522 respectively, which are expected to be recognized over an average of three years.

Stock option activity by share is summarized as follows for the three months ended June 30, 2023 (unaudited) on a post-split basis:

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)
Shares underlying outstanding awards at December 31, 2022	601,220	$3.54	4.85
Granted	9,333	8.97
Exercised	-
Cancelled/Forfeited	(2,863)	11.41
Shares underlying outstanding awards at March 31, 2023	607,690	$3.60	5.18
Granted	3,800	7.80
Exercised	-
Cancelled/Forfeited	(123)	2.19
Shares underlying outstanding awards at June 30, 2023	611,367	$3.64	4.68
Exercisable options at June 30, 2023	506,831	$2.44	4.00

No options were exercised during the three and six months ended June 30, 2023.  The aggregate intrinsic value of outstanding options exercisable as of June 30, 2023was $2.4 million.  As of June 30, 2023, stock-based compensation of $0.5 million for unvested options will be recognized over a remaining weighted-average requisite service period of 2.4 years.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RSU Awards

In the three months ended June 30, 2023, the Compensation Committee of the Board granted 44,877 RSUs (post-split) to various board members pursuant to the 2021 Plan.  No RSU awards have been made under the 2014 Plan.  The RSU awards made to non-employees in the year ended December 31, 2022 (25,000, post-split, net of cancellations/forfeitures) vested 100% on the earliest of (i)   June 2, 2023, subject to the recipient's continued service to the Company, (ii) the recipient's death, or (iii) the recipient's disability.  The RSUs awarded to employees during the year ended December 31, 2022 (120,637, post-split, net of cancellations/forfeitures) vest over three equal annual installments from the date of the grant.  The RSUs awarded are subject to the recipient’s continued service through the applicable vesting date and the shares not vested are forfeited upon separation from or discontinuation of services to the Company.  The share-based compensation expense to be recognized for these RSUs over the remaining vesting period subsequent to June 30, 2023 is approximately $1.4 million.

The employee stock option and RSU grants during the three months ended June 30, 2023 (unaudited) were issued from the 2021 Plan.  The fair value of each RSU was estimated on the date of grant, based on the weighted average price of the Company's stock.  The Company will issue new shares of common stock to satisfy RSUs upon vesting.  The following table summarizes the RSU activity and weighted averages for share-based awards granted under the terms of the 2021 Plan on a post-split basis (unaudited):

	Three Months Ended June 30,
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2023	178,945	$10.04
Granted	44,877	7.80
Vested	(27,910)	11.81
Cancelled/Forfeited	(725)	9.55
Outstanding at June 30, 2023	195,187	$9.27

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded stock-based compensation expense in the following expense categories in the unaudited interim condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Direct product costs	$35,844	$4,323
Research and development	131,278	47,953
Sales and marketing	91,257	36,469
General and administrative	340,438	125,413
	$598,817	$214,158

No income tax benefits have been recognized in the unaudited interim condensed consolidated statements of operations for stock-based compensation arrangements, and no stock-based compensation costs have been capitalized as property and equipment through June 30, 2023.

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	June 30, 2023
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$10,703,546

Current portion of operating lease liabilities	Operating lease, current portion	552,078
Noncurrent portion of operating lease liabilities	Operating lease	6,277,020
Total operating lease liabilities		$6,829,098

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$3,642,843

Current portion of finance lease liabilities	Finance lease, current portion	1,125,156
Noncurrent portion of finance lease liabilities	Finance lease	2,535,736
Total finance lease liabilities		$3,660,892

Lease cost recognized in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	For the Six Months Ended June 30,
	2023	2022
Operating lease cost	$728,634	$33,257

Finance lease cost:
Amortization of lease assets	630,987	348,141
Interest on lease liabilities	135,338	106,279
Total finance lease costs	$766,325	$454,420

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other supplemental information related to leases is summarized as follows:

June 30, 2023
Weighted average remaining lease term (in years):
Operating leases	9.35
Finance leases	3.35

Weighted average discount rate:
Operating leases	10.96%
Finance leases	7.24%

Cash paid for amounts included in the measurement of lease liabilities for the year ended June 30, 2023:
Operating cash flows from operating leases	$980,217
Operating cash flows from finance leases	$134,321
Financing cash flows from finance leases	$543,180

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of June 30, 2023 :
	Payments Due by Period
	2023(1)	2024	2025	2026	2027	Thereafter	Total
Operating leases	$ 631,675	$ 1,198,516	$ 1,100,492	$ 1,060,299	$ 1,076,140	$ 5,986,355	$ 11,053,477
Less present value adjustment	365,466	685,739	632,143	580,821	524,555	1,435,655	$ 4,224,379
Operating lease liabilities	$ 266,209	$ 512,777	$ 468,349	$ 479,478	$ 551,585	$ 4,550,700	$ 6,829,098

Finance leases	$ 676,618	$ 1,345,332	$ 1,024,565	$ 931,779	$ 137,357	$ 22,944	$ 4,138,595
Less interest	123,438	186,529	112,501	47,785	5,859	1,591	$ 477,703
Finance lease liabilities	$ 553,180	$ 1,158,803	$ 912,064	$ 883,994	$ 131,498	$ 21,353	$ 3,660,892
(1) Amounts are for the remaining six months ending December 31, 2023.

The Company leases its former headquarters, located in Greensboro, North Carolina under a lease agreement which expires in June 2024.  The lease agreement allows for early cancellation, subject to payment of an early cancellation penalty.  Under the lease agreement, the Company is responsible for certain insurance and maintenance expenses.  In addition, the lease agreement contains scheduled rent increases.  The related rent expense for the lease is calculated on a straight-line basis according to the rental terms of the lease.  In July 2023, the Company entered into a sub-lease for 4,800 square feet of its former headquarters at a monthly rent of $5,540, which is the same monthly rental due under the lease on a per square foot basis.

New Headquarters and Design Center

In   July 2021, the Company entered into a lease agreement for its new headquarters and design center (also in Greensboro, North Carolina), with a lease term of ten years and two months from the date the Company commences occupancy, which occurred in the first quarter of 2023.  Under the lease agreement, the Company is responsible for certain insurance and maintenance expenses, which are not part of the minimum lease payments.  In addition, the lease agreement contains scheduled rent increases.  Upon taking control of the building, the related rent expense for the lease is calculated on a straight-line basis according to the lease's rental terms.  The Company commenced remitting scheduled lease payments in the second quarter of 2023.  The Company anticipates an annual lease expense of approximately $1.5 million over the term of the lease.  Lease expense recognition commenced in the first quarter of 2023.  The initial lease payment was made in the second quarter of 2023.

In conjunction with the Company's move into the new headquarters and design center in early 2023, the Company entered into a financing lease arrangement related to furniture for the new office facilities in   April 2022.  The total cost of the furniture financed was$1.1 million, which included tax, freight, interim storage, and installation labor.  The Company was responsible for paying interest-only payments to the financing company related to the furniture procurement order (interest on principal of $496 thousand) placed in April 2022 prior to the first scheduled principal financing payment, which occurred in August 2022 ($246 thousand).  The Company made interest-only payments to the financing company related to the furniture procurement order through August 2022 in the amount of $17 thousand.  The total scheduled principal and interest payments to be made after June 30, 2023 related to the furniture financing are $609 thousand.

As disclosed in Note 5, the Company entered into a lease agreement in July 2021 in conjunction with the Company's move into its new headquarters and design center in early 2023.  The total cost of the new building asset additions were $7.7 million, with the Company being responsible for the balance in excess of the landlord's $3.5 million allowance (the "excess construction costs") plus deferral fees and interest.

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

Legal

In the ordinary course of business, the Company may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s unaudited interim condensed consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at June 30, 2023, or December 31, 2022.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements.  As a result, no liability for these agreements has been recorded at June 30, 2023, or December 31, 2022.

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

Salary Deferral Program

The Company introduced a voluntary salary deferral program in order to facilitate increased employee ownership in the Company, whereby all employees were offered the opportunity to defer a portion of their salaries, in anticipation of some or all of the deferred payments being invested in a future capital raise.  Beginning June 28, 2023, Ryan Pratt, CEO and Chairman of the Company, Mark Mason, the Company’s Chief Operating Officer, John Berg, the Company’s Chief Financial Officer, and Kellie Chong, Chief Business Officer, elected to defer approximately 68%, 68%, 52%, and 25%, respectively, of their salaries as participants in the program along with a number of other employees.

9. INCOME TAXES

The Company did not have any income tax expense for the three months ended June 30, 2023 or 2022.

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items recorded in the interim period.  The provision for income taxes for the three months ended June 30, 2023 and 2022 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to a valuation allowance.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets.  Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability.  Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of June 30, 2023, and December 31, 2022.

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

In the third quarter of 2022, the Company's tax advisors completed a study to assess whether one or more ownership changes have occurred since the Company became a loss corporation under the definition of Section 382.  At that time, it was determined that the Company has not experienced any "ownership changes" since 2014.  If an "ownership change" occurs in the future, such change  may result in the expiration of a portion of the Company's NOL or R&D credit carryforwards before utilization.  As a result of the Section 382 study, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC-740.  The Company has a full deferred tax valuation allowance as of June 30, 2023.  We routinely engage our external tax advisors to preemptively evaluate whether an "ownership change" has or could occur based on actual, or contemplated, capital financing.

At   December 31, 2022, the Company had federal NOL and R&D credit carryforwards of approximately $19,022,927 and $626,347, respectively, which are available to offset future taxable income subject to any future "ownership change."

10. Related Party Transactions

We have not had any related party transactions, beyond participation in the Offering, compensation arrangements, or other financing transactions (see Note 12) in the six months ended June 30, 2023.  Any related party transactions between January 1, 2019 and December 31, 2022 are further described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Participation in the Offering

Certain existing shareholders, including investors affiliated with certain of our directors and officers, purchased an aggregate of 45,383 Units (on a post-split basis) in conjunction with the Offering through all closings.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Code.  The Company’s contributions to the plan are at the discretion of executive management with board of directors advisement.  Under the 401(k) plan, the Company may contribute up to four percent (4%) of eligible employee salaries.  The Company made $105,284 and $83,627 of contributions to the plan in the three months ended June 30, 2023 and 2022, respectively.

12. Subsequent Events

Management has evaluated subsequent events occurring after June 30, 2023, through August 14, 2023, the date the unaudited interim condensed consolidated financial statements were issued, and concluded the following subsequent events have occurred during that period but were not recognized in the unaudited interim condensed financial statements.  Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.

Convertible Notes Payable

In July 2023, the Company entered into Note Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (collectively, the “Purchasers”) pursuant to which the Company issued unsecured convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $790,000 (the “Private Placement”).  Messrs. Ryan Pratt and William J. Pratt, each members of the Company’s board of directors invested $80,000 and $50,000 respectively in the Private Placement.  Family members of Messrs. Ryan and William J. Pratt also invested $580,000 in the Private Placement.  The disinterested members of the Board approved the Private Placement.

Convertible Notes having a principal amount of less than $500,000 accrue interest at a simple rate of 8.0% per annum; whereas the one Convertible Note having a principal amount of $500,000 or more accrues interest at a simple rate of 16% per annum in consideration of the larger loan amount.  Upon the issuance of equity securities pursuant to which the Company receives aggregate gross proceeds of at least $2 million (the “Next Equity Financing”), the Convertible Notes will automatically convert into Conversion Shares (as defined in the Purchase Agreement) at a conversion price that is the lowest per share purchase price of equity securities issued in the Next Equity Financing.  Further, in the event of a Corporate Transaction (as defined in the Purchase Agreement), each Convertible Note will, at the election of the Purchaser, either be: (a) repaid in cash at an amount equal to the sum of (i) all accrued and unpaid interest due on such Convertible Note and (ii) an amount equal to 20% of the amount due with respect to such Convertible Note; or (b) converted into that number of Conversion Shares equal to the outstanding balance of the Convertible Note (including any accrued but unpaid interest thereon) divided by $6.00 per share.

The Convertible Notes will mature and become payable upon demand on December 31, 2024.  The Note Purchase Agreements and the Convertible Notes contain customary representations and warranties, covenants and events of default for a transaction of this type.  The Convertible Notes were issued by the Company in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  The foregoing descriptions of the Purchase Agreements and the Convertible Notes are not complete and are subject to, and qualified in their entirety by reference to the full text of the Purchase Agreements, which are included as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on July 12, 2023, and Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on  July 27, 2023.

The Purchase Agreements and Convertible Notes do not restrict the Company’s ability to incur future indebtedness.

Additional Borrowings Under Salem Loan Facility

On August 14, 2023, the Company drew down an additional $1.5 million under the Salem Loan Facility.  The Company is negotiating the advance of up to an additional $4.0 million under the Salem Loan Facility to fund future operations.

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

Our business is subject to numerous risks and uncertainties, including the following:

● we may not be able to raise sufficient equity capital or borrow sufficient funds to support our operating needs and fund our strategic plans;

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

Overview

Guerrilla RF, Inc. (formerly known as Laffin Acquisition Corp.) was incorporated in the State of Delaware on November 9, 2020.  Guerrilla RF Operating Corporation (formerly known as Guerrilla RF, Inc.), a fabless semiconductor company based in Greensboro, North Carolina, was founded in 2013, initially as a North Carolina limited liability company before converting to a Delaware corporation.  On October 22, 2021, Guerrilla RF Acquisition Corp., a wholly owned subsidiary of Guerrilla RF, Inc., merged with and into Guerrilla RF Operating Corporation in a “reverse merger” transaction, the Merger, with Guerrilla RF Operating Corporation continuing as the surviving corporation and a wholly-owned subsidiary of Guerrilla RF, Inc.  On May 30, 2023, Guerrilla RF Operating Corporation was merged with and into the Company.

Prior to the Merger, Laffin Acquisition Corp. was a “shell” company registered under the Exchange Act, with no specific business plan or purpose until it began operating the business of Guerrilla RF following the closing of the Merger.  All references in these unaudited interim condensed consolidated financial statements and related Quarterly Report to “Guerrilla RF” refer to: (i) for periods prior to May 30, 2023, Guerrilla RF Operating Corporation; and (ii) for subsequent periods, Guerrilla RF, Inc.  Unless otherwise stated or the context otherwise indicates, references to the “Company”, “we”, “our”, “us” or similar terms refer to Guerrilla RF, Inc.

Our common stock is currently quoted on the OTCQX, under the symbol “GUER.”

As disclosed in Note 1, the Company’s board of directors approved a reverse split of shares of the Company’s common stock on a six-for-one basis, which was effective as of 12:01 a.m. Eastern Time on April 17, 2023 (the “Effective Time”).  As a result of the reverse stock split, at the Effective Time, every six (6) shares of the issued and outstanding common stock were automatically converted into one (1) share of common stock, but without any change in the par value per share.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number.  The number of authorized shares of common stock under the Company's Delaware Certificate of Incorporation remained unchanged at 300,000,000 shares.   Proportionate adjustments were made to the per share exercise price and the number of shares of common stock issuable upon the exercise of all outstanding stock options and warrants granted by the Company.  The number of shares of common stock deliverable upon settlement or vesting of restricted stock units were similarly adjusted.  Concurrently, the number of shares of common stock reserved for future issuance under the Company’s 2014 and 2021 Equity Incentive Plans immediately prior to the Effective Time were reduced proportionately.

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

SECOND QUARTER FISCAL 2023 FINANCIAL HIGHLIGHTS

● Revenue for the second quarter of fiscal 2023 increased 22.4% as compared to the second quarter of fiscal 2022, primarily due to higher demand for our automotive products, for which revenue increased 72.2% compared to the prior year period.  In the second quarter of 2023, the Company experienced a significant increase in automotive based sales, as compared to the second quarter of 2022 which suffered from poor supply chain conditions, and the addition of important customers in the space expanding Guerrilla RF’s reach in the automotive market.  In the second quarter of 2023, new customer sales as well as existing customer sales both contributed to the increased demand for our products with new customer sales up 500+% from a very low base in the second quarter of 2022 of less than $0.1 million and existing customer sales up 11%.

● Gross profit for the second quarter of fiscal 2023 was 59.0% of revenues as compared to 58.6% for the second quarter of fiscal 2022.  The Company's contribution margin increased to 74.0% in the second quarter 2023, from 72.7% in the second quarter 2022, as product mix and pricing both contributed to improved profitability.  Over these same comparative periods, overhead spending was flat in dollar terms and as a percentage of sales it decreased from 14.8% in the second quarter of 2022 to 11.7% in the second quarter of 2023.  Quarter-over-quarter gross profit margin increased to 59.0% in the second quarter of 2023 from 56.6% in the first quarter of 2023 after taking into account non-recurring expenses related to the Company's new headquarters and design center, which occurred in the first quarter of 2023.

● Operating loss was $3.4 million for the second quarter of 2023, as compared to $2.6 million for the second quarter of 2022, and it narrowed from $3.7 million for the first quarter 2023.  This increase was primarily due to higher operating expenses relative to sales (150.0% in the second quarter of 2023 vs. 144% in the second quarter of 2022) and the absolute dollar increase from $4.5 million in the second quarter of 2022 to $5.7 million in the second quarter of 2023.  Increased operating expenses were primarily attributable to increased investment in research and development (which grew 32% when compared to the comparative prior year period), sales and marketing headcount additions, and additional costs associated with public company filings.  Selling, general, and administrative costs increased by 24.3% for the six months ended June 30, 2023 compared to the prior year period.

● Net cash used in operating activities decreased to $3.1 million in the second quarter of 2023 as compared to $5.8 million for the first quarter of 2023.

● Net loss per share was $0.56 and $0.49 for the second quarter of fiscal 2023 and 2022, respectively.

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

	Six Months Ended June 30,
	2023 (unaudited)	2022 (unaudited)
Key Metrics
Number of products released	2	7
Number of total products	121	108
Number of products with lifetime revenue exceeding $100 thousand	56	47
Product backlog	$5.48 million	$3.30 million

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

Product backlog:  The amount of product sales that have been committed to by customers, but have not yet been completed, shipped, or invoiced.  The Company's product backlog can be materially impacted by supply chain constraints, a shift in customer ordering patterns whereby customers place orders in anticipation of extended product delivery lead times, or other customer order delivery request modifications.  Furthermore, because the Company partners closely with a number of its customers to produce high-performance, quality components that are often designed into customers’ end products, immediate substitution of the Company’s products is neither typically desired by customers nor necessarily feasible.  As such, the Company has not historically experienced significant order cancellations, and the Company does not expect significant order cancellations in the future.  The Company closely monitors product backlog and its potential impact on the Company’s financial performance.

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

Results of Operations

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$3,779,334	$3,087,350	$7,010,222	$6,953,261
Direct product costs	1,549,881	1,277,759	2,953,226	2,825,040
Gross profit	2,229,453	1,809,591	4,056,996	4,128,221
Operating expenses:
Research and development	2,652,989	2,016,934	5,239,158	3,818,940
Sales and marketing	1,629,944	1,169,435	2,991,893	2,255,278
General and administrative	1,377,342	1,263,730	2,923,505	2,503,380
Total operating expenses	5,660,275	4,450,099	11,154,556	8,577,598
Operating loss	(3,430,822)	(2,640,508)	(7,097,560)	(4,449,377)
Other income (expenses):
Interest expense	(389,012)	(70,853)	(730,869)	(128,074)
Other income (expenses)	(1,248)	(30,251)	5,929	(30,251)
Total other income (expenses), net	(390,260)	(101,104)	(724,940)	(158,325)
Net loss	$(3,821,082)	$(2,741,612)	$(7,822,500)	$(4,607,702)

Comparison of the three months ended June 30, 2023 and 2022 (unaudited):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues	$3,779,334	$3,087,350	691,984	22%

Revenues increased $0.7 million to $3.8 million for the three months ended June 30, 2023, as compared to $3.1 million for the three months ended June 30, 2022.  The increase in revenues was attributable to a $0.7 million increase in automotive product shipments to both major automotive suppliers as well as to automotive OEM’s.  Automotive markets are benefiting from improved supply chain conditions, which had negatively impacted volumes since early 2022.  The Company has also enjoyed increased volumes due to the addition of new customers as the Company has won slots and increased its share of business in automotive in-cabin Wi-Fi, amplification of signal, GPS, and satellite radio antennae applications.  Revenues were also impacted by a decline of $0.5 million in our repeaters/digital step attenuators products which we attribute to short-term volatility.  This decline was primarily offset by increases in wireless infrastructure (+$0.1 million), catalogue (+$0.1 million) and wireless audio products (+$0.2 million).

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue.  Using this definition, Guerrilla RF had one major customer, RFPD, during the three months ended June 30, 2023, and June 30, 2022.  RFPD, a large product distributor serving numerous end-user customers, generated 81% and 80% of product shipment revenue for the three months ended  June 30, 2023 and 2022, respectively.

Nonproduct (royalty and non-recurring engineering ("NRE")) revenues were flat for the three months ended June 30, 2023, compared to June 30, 2022, at $0.2 million.  New product sales were also flat at $0.4 million for the three months ended June 30. 2023 and June 30, 2022 as the second fiscal quarter has historically been a moderate new product sales period as our customers calibrate the introduction of our products into their new products and solutions.  Our existing product sales increased from $2.5 million for the three months ended June 30, 2022 to $3.2 million for the three months ended June 30, 2023, as a result of a rebound of automotive product demand due to the normalization of the supply chain.  We also continue to grow our business through the acquisition of new customers.

International shipments amounted to $1.1 million (approximately 17% of sales) for the six months ended June 30, 2023 and June 30, 2022.

Direct Product Costs and Gross Profit

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Direct product costs	$1,549,881	$1,277,759	272,122	21%
Gross profit	$2,229,453	$1,809,591	419,862	23%

Direct product costs increased $0.3 million to $1.55 million for the three months ended June 30, 2023, compared to $1.28 million for the three months ended June 30, 2022.  The 21% increase in direct product cost was driven by a sales volume increase of 22%.  This increase was further built upon at the gross profit line (23% increase) due to better absorption of fixed overhead costs (including quality department staffing, facilities costs, and equipment costs).  Gross profit as a percentage of sales increased from 58.6% for the second quarter of 2022, to 59.0% for second quarter of 2023.

Research and Development Expenses

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Research and development	$2,652,989	$2,016,934	636,055	32%

Research and development expenses increased almost $0.7 million to $2.7 million for the three months ended June 30, 2023, compared to $2.0 million for the three months ended June 30, 2022.  The increase was attributable to increases of $0.4 million in facilities, information technology support and lab expenses, $0.2 million of staffing additions in our engineering department, and $0.1 million of research lab and equipment costs.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Sales and marketing	$1,629,944	$1,169,435	460,509	39%

Sales and marketing expenses increased almost $0.5 million to $1.6 million for the three months ended June 30, 2023, compared to $1.2 million for the three months ended June 30, 2022.  The increase year over year was driven by increases of $0.2 million in staffing costs, and $0.2 million in various sales and marketing related facilities and information technology support as we continue to invest in our sales and marketing efforts to drive sales growth.

General and Administrative Expenses

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
General and administrative expenses	$1,377,342	$1,263,730	113,612	9%

General and administrative expenses increased $0.1 million to $1.4 million for the three months ended June 30, 2023, compared to $1.3 million for the three months ended June 30, 2022.  The increase was primarily related to an increase of $0.2 million in wages and benefits, partially offset by a $0.1 million decrease in legal, audit, and consulting fees.

Other Income (Expenses)

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Interest expense	$(389,012)	$(70,853)	$(318,159)	449%
Other income (expense)	(1,248)	(30,251)	$29,003	-
Total other income (expenses), net	$(390,260)	$(101,104)	$(289,156)	286%

Interest expense increased approximately $0.3 million to $0.4 million for the three months ended June 30, 2023, compared to $0.1 million for the three months ended June 30, 2022.  The increase was attributable to two debt facilities the Company entered into during fiscal 2022.  The first was an asset-based loan with a total available draw of up to $3 million secured by inventory and accounts receivables, which was established in June 2022.  The second was a $8 million commercial line of credit of which the Company has drawn $6.5 million, which was established in the third quarter of 2022.  In addition, we have entered into a number of smaller notes secured by equipment and facility improvements which account for a smaller portion of interest expense increases in 2023.

Comparison of the six months ended June 30, 2023 and 2022 (unaudited):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues	$7,010,222	$6,953,261	56,961	1%

Revenues increased $0.06 million to $7.01 million for the six months ended June 30, 2023, as compared to $6.95 million for the six months ended June 30, 2022.  The small increase in revenues was attributable to an increase of $1.4 million for our automotive products, partially offset by a decrease of $1.0 million in our repeaters/digital step attenuators products and smaller decreases in our catalogue ($0.1 million) and wireless infrastructure products ($0.2 million).  The automotive market has benefitted from better supply chain conditions, thus improving shipment volumes.  In addition, we have acquired new customers for our products which have been ramping in the first half of 2023.  The decrease in sales in our repeaters/digital step attenuators products was driven by inventory corrections at one of our largest customers as well as declining demand by this customer.  For the six months ended June 30, 2023 new customer sales were $1.0 million or 15% of all product sales compared to $0.15 million or 2% of all product sales for the six months ended June 30, 2022.

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue.  Using this definition, Guerrilla RF had one major customer, RFPD, during the six months ended June 30, 2023, and June 30, 2022.  RFPD, a large product distributor serving numerous end-user customers, generated 82% of product shipment revenue for each of the six month periods ended June 30, 2023 and 2022.

Nonproduct (royalty and non-recurring engineering ("NRE")) revenues decreased 22% for the six months ended June 30, 2023, compared to June 30, 2022, from $0.5 million to $0.4 million, as our royalty revenues decreased.  New product sales declined 44% from $1.1 million for the six months ended June 30, 2023  to $0.6 million for the six months ended June 30, 2023.  The second fiscal quarter has historically been a moderate new product sales period as our customers calibrate the introduction of our products into their new products and solutions.  Our existing product sales increased from $5.4 million for the six months ended June 30, 2022 to $6.0 million for the six months ended June 30, 2023, due to the rebound of our automotive product demand.

International shipments amounted to $1.1 million (approximately 16% of product revenue) for the six months ended June 30, 2023and 2022.

Direct Product Costs and Gross Profit

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Direct product costs	$2,953,226	$2,825,040	128,186	5%
Gross profit	$4,056,996	$4,128,221	(71,225)	(2)%

Direct product costs increased $0.13 million to $2.95 million for the six months ended June 30, 2023, compared to $2.82 million for the six months ended June 30, 2022.  The 5% increase in direct product cost was driven by a product sales volume increase of 2.5% (excluding royalty and NRE revenue).  In addition to volume driven increases, there was a small increase in fixed overhead costs (quality department staffing, facilities costs, and equipment costs).  Year-over-year gross profit, taking into account overhead spending increases, decreased 2% from the six months ended June 30, 2022 to the six months ended June 30, 2023 on a comparative period basis, and as a percentage of revenue decreased from 59.4% to 57.9%.

Research and Development Expenses

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Research and development	$5,239,158	$3,818,940	1,420,218	37%

Research and development expenses increased $1.4 million to $5.2 million for the six months ended June 30, 2023, compared to $3.8 million for the six months ended June 30, 2022.  The increase was attributable to increases of $0.8 million in facilities, information technology support and lab expenses, $0.4 million of staffing additions in our engineering department, and $0.2 million of research lab and equipment costs.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Sales and marketing	$2,991,893	$2,255,278	736,615	33%

Sales and marketing expenses increased $0.7 million to $3.0 million for the six months ended June 30, 2023, compared to $2.3 million for the six months ended June 30, 2022.  The increase year over year was driven by increases of $0.3 million in staffing costs and $0.4 million in various sales and marketing expenses including sales commissions, information technology support, and customer support.

General and Administrative Expenses

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
General and administrative expenses	$2,923,505	$2,503,380	420,125	17%

General and administrative expenses increased $0.4 million to $2.9 million for the six months ended June 30, 2023, compared to $2.5 million for the six months ended June 30, 2022.  The increase was related to an increase of $0.3 million in wages and benefits driven primarily from share-based compensation.  The remaining increase of $0.1 million in legal, audit, and consulting fees was driven by activities associated with general legal and administration.

Other Income (Expenses)

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Interest expense	$(730,869)	$(128,074)	$(602,795)	471%
Other income (loss)	$5,929	$(30,251)	$36,180	(120)%
Total other income (expenses), net	$(724,940)	$(158,325)	$(566,615)	358%

Interest expense increased approximately $0.6 million to $0.7 million for the six months ended June 30, 2023, compared to $0.1 million for the three months ended June 30, 2022.  The increase was attributable to two debt facilities the Company entered into during fiscal 2022.  The first was an asset-based loan with a total available draw of up to $3 million secured by inventory and accounts receivables, which was established in June 2022.  The second was a $8 million commercial line of credit of which the Company has drawn $6.5 million, which was established in the third quarter of 2022.  In addition, we have entered into a number of smaller notes secured by equipment and facility improvements which account for a smaller portion of interest expense increases in 2023.

Other income was zero or insignificant in both the first half of 2022 and 2023.

Liquidity and Capital Resources

Our primary source of liquidity is cash raised from private placements and debt financing.  As of June 30, 2023, we had cash resources of $0.2 million.  We also have two loan facilities, one of which is for up to $3.0 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our unaudited interim condensed consolidated financial statements), and the other of which is for up to $8.0 million with a different lender (referred to as the Salem Loan Facility, also described in Note 5 to our unaudited condensed consolidated financial statements).  As of June 30, 2023, we had drawn down $1.5 million under the Spectrum Loan Facility and $6.5 million under the Salem Loan Facility.  In addition, the Company entered into several smaller secured and unsecured loans to finance specific equipment and furnishing needs in the first six months of 2023.  These smaller financing agreements totaled approximately $0.5 million and are largely long-term in nature.  As discussed in Note 12, subsequent to June 30, 2023, the Company issued unsecured convertible promissory notes in the aggregate amount of $790,000 and drew down an additional $1.5 million under the Salem Loan Facility.  Furthermore, the Company is negotiating the advance of up to an additional $4.0 million under the Salem Loan Facility to fund future operations.  Potentially, the Company could draw down additional funds under the Spectrum Loan Facility; however, its ability to do so is dependent upon the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility, which value fluctuates from time to time and is ultimately outside of the Company’s control.  The Company believes that its existing cash and cash equivalents, together with anticipated additional financing will provide sufficient resources to support operations through the end of the first quarter of 2024.  In the event the Company is unable to secure the $4.0 million additional financing or other funding sources, it may be unable to fund ongoing operations and pay its obligations as they become due after the third quarter of 2023.

As described in Note 1 to our unaudited interim condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at June 30, 2023 of $34.9 million.  We expect losses and negative cash flows to continue in the near term, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our company grows.  We plan to continue to invest in the implementation of our long-term strategic plan, for which we will require additional funding in fiscal 2023.  As discussed above, we are negotiating additional financing.  There is no assurance that appropriate funding will be available on terms, which are acceptable to us, or at all.  This requirement for additional funding raises substantial doubt about our ability to continue as a going concern.

The Company moved into its new corporate headquarters and design center, located in Greensboro, North Carolina, in the first quarter of 2023.  As of June 30, 2023, the Company does not anticipate additional excess construction costs and related interest and deferral fees for which it will be responsible that would be material to its reported financial results.

Initial building asset addition financing related to furniture for the new headquarter and design center facilities was completed in April 2022 and is further discussed in Note 5 to our unaudited interim condensed consolidated financial statements as of June 30, 2023.  The Company made its first scheduled lease payment for the new headquarter and design center building in the second quarter of 2023, but it began recognizing associated lease expense in the first quarter of 2023.  The Company anticipates annual building lease payments of approximately $1.5 million.

Cash (used in) provided by:

	Six Months Ended June 30,
	2023	2022

Operating activities	$(8,930,613)	$(4,197,437)
Investing activities	(93,141)	(299,608)
Financing activities	4,921,353	887,790
Net decrease in cash	$(4,102,401)	$(3,609,255)

Operating Activities

Cash used in operating activities was $8.9 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively.  Cash used in operating activities for the six months ended June 30, 2023 was principally due to our net loss of $7.8 million.  For the six months ended June 30, 2023, non-cash items that were a part of the net operating loss included depreciation and amortization of $0.8 million and stock-based compensation of $0.6 million.  During the six months ended June 30, 2023, increases in trade accounts receivable of $0.9 million and decreases to accounts payable and accrued expenses of $1.8 million also contributed to the net cash used in operating cash flows as noted above.

Cash used in operating activities for the six months ended June 30, 2022, primarily resulted from our net loss of $4.6 million.  During the six months ended June 30, 2022, there was a moderate increase in inventory of $0.4 million, an increase to accounts receivable of $0.3 million and an offsetting decrease to prepaid expenses of $0.4 million.

Investing Activities

Cash used in investing activities was $0.1 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.  Cash used in investing activities resulted from capital expenditures on property and equipment for all periods presented.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 of $4.9 million was primarily attributable to net private placement offering proceeds of $3.7 million, $1.5 million of additional gross debt financing and a net of $0.3 million of principal repayments.

Cash provided by financing activities during the six months ended June 30, 2022 of $0.9 million principally resulted from debt financing of $1.3 million, partially offset by $0.3 million in factoring payments.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of June 30, 2023 (unaudited).  As mentioned above, associated with the move into our new business headquarters and design center in the first quarter of 2023, the Company paid what it anticipates was its final payment of $66 thousand of excess construction costs and related interest and deferral fees for which it will be responsible in April 2023.  The Company does not anticipate any further excess construction costs and related interest and deferral fees subsequent to June 30, 2023 that would be material to the Company's reported financial results.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$533,716	$533,716	$—	$—	$—
Long-term notes (excluding interest)	6,060,682	—	—	6,060,682	—
Long-term debt	820,892		334,352	457,937	28,603
Short-term debt	1,698,610	1,698,610	—	—	—
Operating lease obligations	6,829,098	266,209	981,126	1,031,063	4,550,700
Finance lease obligations	3,660,892	553,180	2,070,867	1,015,492	21,353
Total	$19,603,890	$3,051,715	$3,386,345	$8,565,174	$4,600,656

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The Company had a cash balance of $238 thousand at June 30, 2023.  As of June 30, 2023, the outstanding balance under the Spectrum Loan Facility was $1.5 million and the outstanding balance under the Salem Loan Facility was $6.5 million.  As discussed in Note 12, subsequent to June 30, 2023, the Company issued unsecured convertible promissory notes in the aggregate amount of $790,000 and drew down an additional $1.5 million under the Salem Loan Facility.  Furthermore, the Company is negotiating the advance of up to an additional $4.0 million under the Salem Loan Facility to fund future operations.  Potentially, the Company could draw down additional funds under the Spectrum Loan Facility; however, its ability to do so is dependent upon the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility, which value fluctuates from time to time and is ultimately outside of the Company’s control.  The Company believes that its existing cash and cash equivalents, together with anticipated additional financing, will provide sufficient resources to support operations through the end of the first quarter of 2024.  In the event the Company is unable to secure the $4.0 million additional financing or other funding sources, it may be unable to fund ongoing operations and pay its obligations as they become due after the third quarter of 2023.

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

Our common stock became quoted on the OTCQX, an OTC Markets Group trading platform, on May 13, 2022.  We began using our quoted common stock price as a fair value estimation factor to value our common stock once it achieved sufficient trading volume during the year ended December 31, 2022 and this trading volume sufficiency has continued through the quarter ending June 30, 2023.  In addition, as all of Guerrilla RF's preferred stock was converted into common stock in October 2021, we will no longer need to estimate the fair value of preferred stock as no preferred stock has been outstanding since October 2021.

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

ITEM 4. CONTROLS AND PROCEDURES.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Form 10-Q.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, as a result of our material weakness in internal controls over financial reporting disclosed within our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that our disclosure controls and procedures were not effective as of June 30, 2023.  While the existence of the material weakness did not result in a material misstatement to the financial statements, it presented a reasonable possibility that a material misstatement in the financial statements could have occurred.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there have been changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These changes are a result of our above-noted actions taken to remedy the material weakness in internal controls over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We have incurred significant losses in the past and recorded a net loss of $12.0 million for the year ended December 31, 2022, $2.8 million for the year ended December 31, 2021, and $7.8 million for the six months ended June 30, 2023.  As of June 30, 2023, we had an accumulated deficit of $34.9 million.  If we cannot make consistent progress toward future profitability, our business and stock price may be adversely affected.

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

Our cash balance stood at $0.2 million on June 30, 2023.  As discussed in Note 12, subsequent to June 30, 2023, the Company issued unsecured convertible promissory notes in the aggregate amount of $790,000 and drew down an additional $1.5 million under the Salem Loan Facility.  Furthermore, the Company is negotiating the advance of up to an additional $4.0 million under the Salem Loan Facility to fund future operations.  The Company believes that its existing cash and cash equivalents, together with anticipated additional financing will provide sufficient resources to support operations through the end of the first quarter of 2024.  In the event the Company is unable to secure the $4.0 million additional financing or other funding sources, it may be unable to fund ongoing operations and pay its obligations as they become due after the third quarter of 2023.  In addition, we have further cash availability under the Spectrum Loan Facility, which provides a maximum line of credit of up to $3.0 million depending on the amount of our eligible accounts receivable and inventory.  However, as we currently do not generate positive cash flow from operations, we cannot guarantee that we will have sufficient cash available to fund our operations and service our obligations when due.  We expect losses and negative cash flows to continue, primarily due to continued research, development, and marketing efforts as well as increased administration expenses as our Company grows.  While we are negotiating an advance of up to an additional $4.0 million under the Salem Loan Facility, there is no assurance agreement will be reached or the funds advanced.  We believe that we have sufficient cash resources and availability under our existing loan facilities to fund operations through the end of the third quarter of 2023.  There can be no assurance that we will be able to complete further financing in a timely manner, or at all.  If we do not secure additional financing in a timely manner, we will be unable to fund ongoing operations and pay our obligations as they become due, affecting our ability to continue as a going concern.

We have a significant amount of accounts payable, and our failure to pay our vendors on a timely basis may have an adverse effect on our ability to secure their future services.

We have a significant amount of accounts payable, including past due amounts.  Until these accounts are brought current, our vendor relationships may suffer irreparable harm and our vendors may be unwilling to continue to do business with us in the future, under terms acceptable to us, which could result in material adverse consequences to us.

Our business could be affected by new sanctions and export controls targeting Russia and other responses to Russia’s invasion of Ukraine.

The Russia-Ukraine conflict may adversely affect Guerrilla RF’s business.  Currently, we do not have any supply chain partners located in Russia or Ukraine.  Nor do we have any pending product sales or product shipments to Russian customers or, to our knowledge, any entities listed on the U.S. Department of the Treasury Office of Foreign Assets Control Sectoral Sanctions Identifications List dated May 19, 2023.  However, the related sanctions and other measures imposed by the European Union, the U.S., and other countries and organizations in response have led, and may continue to lead, to disruption and instability in global markets, supply chains, and industries that could negatively impact our business, financial condition, and results of operations.  We have taken steps to ensure our export control processes and controls observe enacted and evolving export sanctions imposed upon Russia, Belarus, and all restricted entities that have been identified by the United States government.  Nevertheless, if we inadvertently make any product sales or shipments to Russian customers or any sanctioned entities, such non-compliance may have a material effect on our financial condition or operations.

Due to the unknown evolution of new sanctions and export controls targeting the People's Republic of China ("PRC") and its ability to purchase and manufacture certain semiconductor chips, our business could be adversely affected.

On October 7, 2022, the U.S. Department of Commerce’s Bureau of Industry and Security ("BIS") announced a series of regulations – issued as an interim final rule – amending the Export Administration Regulations to enhance export controls on a range of goods, software, and technology and restrict the PRC’s ability to purchase and manufacture advanced computing chips.  The regulations impose new controls on items relating to advanced computer and semiconductor manufacturing capabilities, broaden end-use restrictions, expand the scope of foreign-produced items subject to licensing requirements, and add to Entity List prohibitions.  We do not anticipate the new regulations will have a material effect on our financial condition or operations.  The production of our high-performance MMICs is not reliant on any manufacturing in the PRC, or, to our knowledge, on any companies that are owned by the PRC or Chinese investors.  Through the three months ended June 30, 2023, we received less than five percent of all our sales from customers located within the PRC.  RF semiconductors such as what we design and produce are not currently covered under the new BIS restrictions.  We have taken steps to ensure our export control processes and controls observe enacted and evolving export sanctions imposed upon the PRC and all restricted entities that have been identified by the United States government.  Nevertheless, if we inadvertently make any product sales or shipments to any sanctioned entities, such non-compliance may have a material effect on our financial condition or operations.

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

Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization among Laffin Acquisition Corp., Guerrilla RF Acquisition Co. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	2.1	October 27, 2021
3.1	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.2	Amended and restated bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
4.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 3, 2023)	8-K	000-56238	10.2	January 3, 2023
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on January 3, 2023).	8-K	000-56238	10.4	January 3, 2023
10.1	Amendment No. 1 to Loan Agreement by and among Guerrilla RF, Inc., Guerrilla RF Operating Corporation, and Salem Investment Partners, LP, dated May 1, 2023 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023).	10-Q	000-56238	10.1	May 10, 2023
10.2	Guerrilla RF, Inc. Employee Voluntary Deferred Compensation Program Voluntary Salary Deferral Election Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2023).	8-K	000-56238	10.1	July 3, 2023
10.3	Guerrilla RF, Inc. Employee Voluntary Deferred Compensation Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 3, 2023).	8-K	000-56238	10.2	July 3, 2023
10.4	Amendment No. 2 to Loan Agreement by and among Guerrilla RF, Inc.,and Salem Investment Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 3, 2023).	8-K	000-56238	10.3	July 3, 2023
10.5	Convertible Note Purchase Agreement, dated as of July 12, 2023, by and between the Company and the Purchasers listed therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 18, 2023).	8-K	000-56238	10.3	July 18, 2023
10.6	Convertible Note Purchase Agreement, dated as of July 24, 2023, by and between the Company and the Purchasers listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2023).	8-K	000-56238	10.1	July 27, 2023
31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of John Berg, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of John Berg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page from the Registrant’s from Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: August 15, 2023	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

GUERRILLA RF, INC.

Date: August 15, 2023	By:	/s/ John Berg
John Berg Chief Financial Officer (principal financial officer)