Form 10-Q
period 2023-09-30
Guerrilla RF, Inc.
filed 2023-11-13
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2023
Common Stock, $0.0001 par value	7,889,896

GUERRILLA RF, INC.

Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023

i

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

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022

Assets
Cash	$876,911	$4,340,407
Accounts receivable, net	1,541,483	1,124,971
Inventories, net	1,903,929	1,672,925
Prepaid expenses	240,537	643,401
Total Current Assets	4,562,860	7,781,704

Prepaid expenses and other	-	3,574,746
Deferred offering costs	224,656	-
Operating lease right-of-use assets	10,760,967	209,669
Property, plant, and equipment, net	4,138,530	5,098,097
Total Assets	$19,687,013	$16,664,216

Liabilities and Stockholders' Equity (Deficit)
Accounts payable and accrued expenses	$2,581,714	$4,426,477
Short-term debt	1,157,815	959,803
Derivative liabilities	63,200	-
Operating lease liability, current portion	745,144	139,794
Finance lease liability, current portion	1,041,010	1,078,506
Notes payable, current portion, net	7,778,600	-
Total Current Liabilities	13,367,483	6,604,580

Long-term debt	733,511	44,279
Operating lease liability	6,341,829	71,714
Finance lease liability	1,992,260	2,984,618
Notes payable	-	4,604,132
Convertible notes	78,634	-
Convertible notes - related parties	697,743	-
Total Liabilities	23,211,460	14,309,323

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 7,889,896 and 6,211,206 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	789	621
Additional paid-in capital	35,851,380	29,427,440
Accumulated deficit	(39,376,616)	(27,073,168)
Total Stockholders' Equity (Deficit)	(3,524,447)	2,354,893
Total Liabilities and Stockholders' Equity (Deficit)	$19,687,013	$16,664,216

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product	$3,354,879	$2,022,701	$9,970,600	$8,469,884
Royalties and non-recurring engineering	11,032	196,603	405,533	702,681
Total	3,365,911	2,219,304	10,376,133	9,172,565

Direct product costs	1,490,779	950,841	4,444,005	3,775,881

Gross Profit	1,875,132	1,268,463	5,932,128	5,396,684

Operating Expenses:
Research and development	2,775,430	2,097,276	8,014,588	5,916,216
Sales and marketing	1,445,790	1,192,286	4,437,683	3,447,564
General and administrative	1,381,119	1,325,383	4,304,624	3,828,763
Total Operating Expenses	5,602,339	4,614,945	16,756,895	13,192,543

Operating Loss	(3,727,207)	(3,346,482)	(10,824,767)	(7,795,859)

Interest expense	(731,618)	(303,368)	(1,462,487)	(431,442)
Change in fair value of derivative liabilities	(47,400)	-	(47,400)	-
Other income (expense)	25,277	(18,028)	31,206	(48,279)
Total Other Expenses, net	(753,741)	(321,396)	(1,478,681)	(479,721)
Net Loss	$(4,480,948)	$(3,667,878)	$(12,303,448)	$(8,275,580)

Net loss per share - basic and diluted	$(0.62)	$(0.66)	$(1.80)	$(1.49)

Weighted average common shares outstanding - basic and diluted	7,211,095	5,552,736	6,841,253	5,538,781

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
January 1, 2023	$-	$621	29,427,440	$(27,073,168)	$2,354,893
Net loss	-	-	-	(4,001,418)	(4,001,418)
Equity financing, net of issuance costs	-	53	3,658,622	-	3,658,675
Shares issued for prepaid services	-	1	99,999	-	100,000
Share-based compensation	-	3	268,637	-	268,640
March 31, 2023	$-	$678	$33,454,698	$(31,074,586)	$2,380,790
Net loss	-	-	-	(3,821,082)	(3,821,082)
Equity financing, net of issuance costs	-	1	96,756		96,757
Share-based compensation	-		330,177	-	330,177
June 30, 2023	$-	$679	$33,881,631	$(34,895,668)	$(1,013,358)
Net loss	-	-	-	(4,480,948)	(4,480,948)
Equity financing, net of issuance costs	-	106	1,685,120		1,685,226
Share-based compensation	-	4	284,629	-	284,633
September 30, 2023	$-	$789	$35,851,380	$(39,376,616)	$(3,524,447)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity
January 1, 2022	$-	$554	$23,961,473	$(15,046,402)	$8,915,625
Net loss	-	-	-	(1,866,090)	(1,866,090)
Stock options exercised	-	-	5,232	-	5,232
Share-based compensation	-	-	32,856	-	32,856
March 31, 2022	$-	$554	$23,999,561	$(16,912,492)	$7,087,623
Net loss	-	-	-	(2,741,612)	(2,741,612)
Share-based compensation	-	-	181,302	-	181,302
June 30, 2022	$-	$554	$24,180,863	$(19,654,104)	$4,527,313
Net loss	-	-	-	(3,667,878)	(3,667,878)
Equity financing, net of issuance costs	-	3	470,381	-	470,384
Share-based compensation	-	-	153,164	-	153,164
September 30, 2022	$-	$557	$24,804,408	$(23,321,982)	$1,482,983

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(12,303,448)	$(8,275,580)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,244,394	900,637
Share-based compensation	883,450	367,322
Non-cash interest expense related to debt financing	200,799	13,898
Accretion of notes payables	318,585	16,910
Impairment on property plant and equipment and operating lease	105,055
Change in fair value of derivative liabilities	47,400	-

Changes in assets and liabilities:
Accounts receivable	(416,512)	753,147
Inventories	(231,004)	(313,064)
Prepaid expenses	932,917	810,526
Accounts payable and accrued expenses	(1,764,028)	(254,219)
Operating lease liability	(196,597)	-
Net cash used in operating activities	(11,178,989)	(5,980,423)

Cash flows from investing activities
Purchases of property, plant, and equipment	(138,470)	(1,590,027)
Net cash used in investing activities	(138,470)	(1,590,027)

Cash flows from financing activities
Proceeds from notes payable, derivative liabilities and factoring agreement	10,864,539	7,213,761
Proceeds from equity financing, net	5,440,658	470,384
Proceeds from exercise of stock options	-	5,232
Principal payment of notes payable and recourse factoring agreement	(7,072,726)	(2,640,686)
Principal payment on finance lease	(812,315)	(737,338)
Repayment of finance insurance premiums	(421,962)	-
Payment of deferred offering costs	(144,231)	-
Net cash provided by financing activities	7,853,963	4,311,353

Net decrease in cash	(3,463,496)	(3,259,097)

Cash, beginning of period	4,340,407	5,313,985
Cash, end of period	$876,911	$2,054,888

Noncash investing and financing transactions:
Modifications on finance leases	$358,487	$-
Shares issued for prepaid services	$100,000	$-
Financing of property and equipment	$512,389	$4,811,873
Financing of insurance premiums and software	$173,360	$-
Right-of-use assets obtained through operating lease	$7,289,971	$-
Financing of mask set and wafer	$256,693	$-
Property and equipment additions included in accounts payable	$2,000	$1,615,489

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

Liquidity and Going Concern

In accordance with Financial Accounting Standards (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited interim condensed consolidated financial statements are issued.  The accompanying unaudited interim condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  The Company has historically financed its activities through a combination of commercial loans and the proceeds of debt and equity issuances.  The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has incurred substantial negative cash flows from operations in nearly every fiscal period since inception, including a net loss of $4.5 million for the three months ended September 30, 2023.  As of September 30, 2023, the Company had an accumulated deficit of $39.4 million, a significant portion of which is attributable to the Company’s ongoing investment in research and development, investment in its facilities to support plans for business expansion and growth, and expenses associated with its sales and marketing efforts in support of new product offerings.  Management has recently introduced a series of cost-cutting measures, including voluntary salary reductions by the executive management team, which are expected to ultimately reduce annualized expenses between $3.0 million and $5.0 million over the next several quarters.  As a result, the Company expects to break even on an operating basis, i.e., excluding interest expense, and other non-operating and non-recurring expenses, by mid-2024 when revenues are projected to grow to a level that are in excess of operating expenses.  In the meantime and until the Company consistently realizes positive net income, it will continue to require additional funding.

The Company had a cash balance of $877 thousand at  September 30, 2023.

In June 2022, the Company established a loan facility with Spectrum Commercial Services Company, L.L.C. ("Spectrum") providing for advances of up to $3.0 million (the "Spectrum Loan Facility" further described in Note 5).  As of September 30, 2023, the outstanding balance under the Spectrum Loan Facility was $1.0 million.

In August 2022, the Company established a loan facility with Salem Investment Partners V, Limited Partnership ("Salem") providing for aggregate advances of up to $8.0 million (the "Salem Loan Facility", further described in Note 5).  As of June 30, 2023, Salem had advanced $6.5 million to the Company. On August 14, 2023, Salem advanced the remaining $1.5 million to the Company. On September 5, 2023, the Company entered into an amended and restated loan agreement with Salem (the “A&R Loan Agreement”) in order to provide for additional advances of up to $4.0 million (the “Additional Advances”).  The Additional Advances have an interest rate of 14.0% per annum, with payment of interest deferred until the April 30, 2024 maturity date, i.e., "paid-in-kind".  On September 6, 2023, the Company drew down $1.75 million of the Additional Advances. Accordingly, as of September 30, 2023, the undiscounted outstanding balance under the Salem Loan Facility was $9.75 million.  As discussed in Note 13, subsequent to September 30, 2023, the Company drew down an additional $1.25 million under the Salem Loan Facility, leaving up to $1.0 million available for future draws.

In July 2023, the Company issued unsecured convertible promissory notes in the aggregate amount of $790,000.

As noted above, the Company will continue to require additional funding until it consistently realizes positive net income. Potentially, the Company could draw down additional funds under the Spectrum Loan Facility; however, its ability to do so is dependent upon the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility, which value fluctuates from time to time and is ultimately outside of the Company’s control. The Company may also draw down the remaining $1.0 million in Additional Advances under the Salem Loan Facility; however, Salem has discretion to withhold any further Additional Advances and there is no assurance that it will agree to provide access to the remaining $1.0 million under the Salem Loan Facility.

The Spectrum Loan Facility expires in June 2024, and automatically renews annually thereafter unless either party elects to terminate the facility upon not less than 60 days prior notice. The Company anticipates that the Spectrum Loan Facility will renew and be extended through June 2025, at a minimum. The Salem Loan Facility matures on April 30, 2024. The Company is currently exploring options for the renewal and extension of the Salem Loan Facility, as well as alternative financing and other strategic opportunities to support the Company's business.

The Company believes that its existing cash and cash equivalents, together with additional financing under the Salem Loan Facility, will provide sufficient resources to support operations through mid- February 2024, with additional funding being required in early 2024 to finance the Company until it consistently achieves positive net income. In the event the Company is unable to draw down the remaining $1.0 million under the Salem Loan Facility or secure alternative funding sources, it  may be unable to fund ongoing operations and pay its obligations as they become due before the end of fiscal 2023. Additionally, if the Company is unable to secure additional funding in early 2024, it may be unable to fund ongoing operations and pay its obligations as they become due before the end of February 2024. The Company must also make arrangements to renew or replace the Spectrum and Salem Loan Facilities before they mature. There is no assurance that appropriate additional funding (or in the case of the Spectrum and Salem Loan Facilities, the renewal of existing loan facilities) will be available on terms, which are acceptable to us, or at all.  This requirement for additional funding and the renewal of existing loan facilities raises substantial doubt about our ability to continue as a going concern.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Risks and Uncertainties

The Company is subject to several risks associated with companies at a similar stage, including dependence on key individuals, competition from similar products and larger companies, volatility of the industry, ability to obtain adequate financing to support growth, the ability to attract and retain additional qualified personnel to manage the anticipated growth of the Company, and general economic conditions including the current macro-economic conditions impacting the banking and financial markets.

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

The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2022 ("2022 Form 10-K").  This report should be read in conjunction with our 2022 Form 10-K filed with the SEC on March 3, 2023.  In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2023 and its results of operations, cash flows, and changes in stockholders' equity (deficit) for the three and nine months ended September 30, 2023 and 2022.  The results for the three and/or nine months ended September 30, 2023 are not necessarily indicative of the results expected for any future period or the full year.

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

Reclassifications

Certain prior period income statement and balance sheets amounts have been reclassified to conform to the Company's fiscal 2023 presentation.  These reclassifications have no impact on the Company's previously reported net loss.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at September 30, 2023, and December 31, 2022 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.  The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC).  To date, the Company has not experienced any losses on its cash deposits.

The Company’s accounts receivable are derived from revenue earned from customers located inside and outside of the U.S.  Major customers are defined as those generating revenue in excess of 10% of the Company’s aggregate annual revenue.  The Company hadone major distributor customer, Richardson RFPD, Inc. ("RFPD").  RFPD, a large product distributor serving numerous end-user customers, accounted for 81% of product shipment revenue for the nine months ended September 30, 2023 and 2022.  Accounts receivable from RFPD represented 78% and 76% of accounts receivable at September 30, 2023 and December 31, 2022, respectively.

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

On  June 1, 2022, the Company established a new loan facility (the Spectrum Loan Facility) with Spectrum.  The Spectrum Loan Facility provides for advance payments up to $3 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of September 30, 2023, there were $1.0 million of advances outstanding under the Spectrum Loan Facility.  At September 30, 2023, $48.5 thousand of excess collateral was due from Spectrum, which is included in accounts receivable on the unaudited interim condensed consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

Revenue Recognition

The Company recognizes product revenue when it satisfies a performance obligation by transferring a product or service to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Any shipping and handling fees charged to customers in conjunction with product distribution are reported within revenue. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. The Company provides an assurance-type warranty to its customers as part of its contracts' standard terms and conditions, which does not include a right of return for properly functioning products not deemed obsolete. These warranties do not provide an additional distinct service to the customer and are not deemed a separate performance obligation. Royalty revenue is recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales-based royalties have been allocated are satisfied.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2023 and 2022, the Company had $250 thousand and $0, respectively, of revenue from contracts with customers to be recognized over time as the services are delivered to the customer.  Certain nonrecurring engineering service revenues are recognized over time as the services are delivered to the customer.  During the quarter ended September 30, 2023, the Company recognized $0 of revenue that was deferred as of  December 31, 2022. As of September 30, 2023 and 2022, the Company did not have any contractual liabilities where performance obligations have not yet been satisfied. During the quarters ended September 30, 2023 and 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations because a net loss existed for the three and nine months ended September 30, 2023 and 2022.  There were 7,211,095 and 5,552,736 weighted average shares outstanding for the three months ended September 30, 2023 and 2022, respectively.  All warrants, options and unvested restricted stock units were excluded from the calculation of net loss per share for the periods presented.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following potentially dilutive securities have been excluded from the computation of basic shares for the three months ended September 30, 2023 and 2022 (unaudited), as they would be anti-dilutive, and all share counts presented are on a post-split basis:

	Three Months Ended September 30,
	2023	2022
Common stock warrants	824,340	55,263
Restricted stock units	458,724	82,300
Stock options	609,567	601,220
	1,892,631	738,783

The table above excludes convertible notes that are contingently convertible upon future events that have not occurred.  See Note 5 – Debt – Convertible Notes for terms of conversion of the convertible notes.

Convertible Debt Instruments

The Company evaluates agreements, including any convertible debt instruments to determine if those agreements or any embedded components of those agreements qualify as derivative financial instruments to be separately accounted for in accordance with FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”).  The accounting treatment of derivative financial instruments requires that the Company record any bifurcated embedded features at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded in earnings as non-operating, non-cash income or expense. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the agreement is reclassified as of the date of the event that caused the reclassification. Bifurcated embedded features are recorded at their initial fair values which create additional debt discount to the host instrument.  The Company amortizes the respective debt discount over the term of the notes, using the effective interest method.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities;

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

The carrying amounts of the Company’s financial instruments, such as cash and accounts payable approximate fair values due to the short-term nature of these instruments.

See Note 8 – Derivative Liabilities for additional details regarding the valuation technique and assumptions used in valuing Level 3 inputs.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and to payment terms and their effect on subsequent revenue recognized by the acquirer.  The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606.  At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in ASU 2021-08 will become effective for us as of the beginning of our 2024 fiscal year. Early adoption is permitted, including adoption in any interim period.  We do not expect that this guidance will have a material impact upon our financial position and results of operations.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. INVENTORIES

Inventories are summarized as follows:

	September 30, 2023
	(unaudited)	December 31, 2022
Raw materials	$343,639	$696,409
Work-in-process	113,933	44,037
Finished goods	1,446,357	932,479
Inventory, net	$1,903,929	$1,672,925

As of September 30, 2023 and December 31, 2022, there was no inventory allowance of potential scrap and obsolete inventory.

4. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2023
	(unaudited)	December 31, 2022
Production assets	$1,868,458	$1,849,808
Computer equipment and software	917,951	809,038
Lab equipment	3,952,119	3,965,189
Office furniture and fixtures	1,201,319	1,044,858
Leasehold improvements	228,143	123,109
Construction work in progress	-	207,027
	8,167,990	7,999,029
Less accumulated depreciation	(4,029,460)	(2,900,932)
	$4,138,530	$5,098,097

Depreciation and amortization expense was $1,244,394 and $900,637 for the nine months ended September 30, 2023 and 2022, respectively.

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

The Spectrum Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.  As of September 30, 2023, the Company was in compliance with these covenants and restrictions.

The Company has borrowed $1.0 million under the Spectrum Loan Facility as of September 30, 2023.  The Company includes the interest expense of the Spectrum Loan Facility as part of its interest expense on its unaudited interim condensed consolidated statements of operations, and the total amount of $1.0 million borrowed under the Spectrum Loan Facility is classified as short-term debt on the unaudited condensed consolidated balance sheets.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Salem Loan Facility

On  August 11, 2022 (the “Salem Effective Date”), the Company entered into the Salem Loan Facility with Salem. The Salem Loan Facility provided financing to the Company in the aggregate amount of up to $8.0 million, with an initial advance of $5.0 million.  In addition to a 2.0% closing fee, the Company issued Salem 25,000 shares (post split) of common stock as consideration for the Salem Loan Facility.  The Company agreed to issue up to an additional 25,000 shares (post split) of common stock in the event Salem advanced the additional $3.0 million.

On May 1, 2023, Salem made an additional discretionary advance of $1.5 million to the Company. At the same time, the Company agreed to increase the interest rate for the Salem Loan Facility from 13.0% to 14.0% per annum, with 11.0% payable monthly and 3.0% payable either monthly or at maturity, with the outstanding principal and interest due in August 2027. In conjunction with the additional advance of $1.5 million, 2023, the Company paid Salem a closing fee of $60 thousand and issued 12,500 shares of common stock to Salem. The $1.5 million advance was allocated between notes payable, common stock and additional paid-in capital based on the relative fair value of the underlying common stock and had an approximate effective interest rate of 17%.  If the Company repays the loan during the first three years of the term, it is required to pay a prepayment premium equal to (i) 3.0% of the prepaid principal during year 1, (ii) 2.0% of the prepaid principal during year 2, and (iii) 1.0% of the prepaid principal during year 3. The Salem Loan Facility contained customary affirmative and negative covenants that imposed restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, fundamental changes and changes in the nature of the Company’s business, the purchase or redemption of any Company stock, and the declaration or payment of any dividends on the Company's stock.  On June 30, 2023, the Company entered into an amendment to its agreement with Salem that delayed the application of one of the financial covenants.

On August 14, 2023, Salem made an additional discretionary advance of $1.5 million to the Company, such that the Company had received total advances of $8.0 million under the Salem Loan Facility. The interest rate for the final advance was 14.0% per annum, with principal and interest due in August 2027. In conjunction with this advance, the Company incurred cash closing costs of $78 thousand, including a closing fee of $45 thousand, and issued 400,000 shares of common stock to Salem.  The $1.5 million advance was allocated between notes payable, common stock and additional paid-in capital based on the relative fair value of the underlying common stock and an approximate effective interest rate of 28%.

On September 5, 2023, the Company and Salem entered into the A&R Loan Agreement in order to (i) provide for additional advances of up to $4.0 million, and (ii) change the maturity date of all previous advances from August 11, 2027 to April 30, 2024. The Additional Advances have an interest rate of 14.0% per annum, with payment of interest deferred until the April 30, 2024 maturity date.  The Company determined that the A&R Loan Agreement represented a debt modification and, accordingly, no extinguishment accounting was required.  As a result of prospectively revising the amortization of existing debt discount of previous advances, new approximate effective interest rates between 29% and 98% were established on such previous advances.  The A&R Agreement provides that the Company must maintain compliance with certain net cash flow and liquidity requirements. As of September 30, 2023, the Company was in full compliance with all covenants, representations, and warranties set forth in the A&R Loan Agreement.

On September 6, 2023, Salem made an additional discretionary advance of $1.75 million of the Additional Advances, leaving up to $2.25 million of Additional Advances available under the Salem Loan Facility. In conjunction with receiving the additional loan facility and drawing down $1.75 million of Additional Advances, the Company incurred cash closing costs of $88 thousand and issued 660,000 shares of common stock to Salem. The $1.75 million of Additional Advances was allocated between notes payable, common stock and additional paid-in capital based on the relative fair value of the underlying common stock and had an approximate effective interest rate of 104%.

As discussed in Note 13, subsequent to September 30, 2023, Salem made an additional discretionary advance of $1.25 million under the Salem Loan Facility, leaving up to $1.0 million available for future advances.

As of September 30, 2023, the total amount the Company has financed under the Salem Loan Facility is:

Principal amount of promissory notes payable	$9,750,000
Accrued interest	200,799
Less: unamortized debt issue costs	(205,492)
Less: unamortized debt discount	(1,966,707)
Notes payable, current portion, net	$7,778,600

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Convertible Notes Payable

In July 2023, the Company entered into note purchase agreements with certain accredited investors pursuant to which the Company issued unsecured convertible promissory notes in the aggregate principal amount of $790,000 (the "Convertible Notes"), which mature on December 31, 2024 (the “Maturity Date”).  Of such aggregate principal amount, the Company issued Convertible Notes in the aggregate principal amount of $710,000 to the Company’s Chief Executive Officer (in the principal amount of $80,000) and his family members (in the aggregate principal amount of $630,000).  Convertible Notes in the aggregate principal amount of $290,000 accrue interest at a simple rate of 8.0% per annum, payable at maturity, and one Convertible Note in the principal amount of $500,000 accrues interest at a simple rate of 16.0% per annum, payable at maturity.  Upon the issuance of equity securities pursuant to which the Company receives aggregate gross proceeds of at least $2 million (the “Next Equity Financing”), the Convertible Notes will automatically convert into the same equity securities issued in such Next Equity Financing at a conversion price equal to the lowest per share purchase price of equity securities issued in the Next Equity Financing. Further, in the event of a change of control of the Company, each convertible note will, at the election of the holder, either be: (a) repaid in cash at an amount equal to the sum of (i) the outstanding principal balance and all accrued and unpaid interest due on such Convertible Note plus (ii) an additional amount equal to 20% of such outstanding amount due; or (b) converted into shares of the Company’s common stock equal to the outstanding balance of the  Convertible Note (including any accrued but unpaid interest thereon) divided by $6.00 per share. At any time on or after the Maturity Date but prior to the date the Convertible Note is repaid by the Company, at the election of the holder thereof, such holder’s Convertible Note will convert into that number of shares of the Company’s common stock equal to the quotient (rounded up to the nearest whole share) obtained by dividing (x) the outstanding principal balance and unpaid accrued interest of such Convertible Note on the date of such conversion by (y) $6.00 per share.

The Company analyzed the embedded features of the Convertible Notes and determined that the Convertible Notes contained (i) an automatic conversion pursuant to which the holders may elect to convert their Convertible Notes into shares of the Company’s common stock at a price of $6.00 per share which did not require bifurcation, (ii) a redemption feature pursuant to an event of a Next Equity Financing which did not require bifurcation, (iii) a put option triggered upon a change of control with a fair value of $15,800 which was bifurcated from the debt host and recorded with a credit to derivative liabilities and a debit to debt discount, and (iv) an automatic conversion pursuant to which the Convertible Notes may be converted into shares of the Company’s common stock at a price of $6.00 per share upon a change of control which did not require bifurcation. Including the impact of the embedded features, Convertible Notes in the aggregate principal amount of $290,000 have an approximate effective simple interest rate of 9.4% per annum, and one Convertible Notes in the principal of $500,000 has an approximate effective simple interest rate of 17.4% per annum.  The debt discount is being amortized over the term of the Convertible Notes using the effective interest method and the derivative liabilities are marked-to-market at each reporting date. See Note 8 – Derivative Liabilities for additional details.

New Headquarters and Design Center Capital Addition Financing

In conjunction with the Company's move into expanded office facilities in early 2023, the Company entered into a financing arrangement related to furniture for the new office facilities in April 2022.  The total cost of the furniture financed was $1.1 million, which included tax, freight, interim storage, and installation labor.  The Company was responsible for paying interest-only payments to the financing company related to the furniture procurement order (interest on principal of $496 thousand) placed in April 2022 prior to the first scheduled principal financing payment, which occurred in August 2022 ($246 thousand).  The Company made interest-only payments to the financing company related to the furniture procurement order through August 2022 in the amount of $17 thousand.  The total scheduled principal and interest payments to be made after September 30, 2023 related to the April 2022 furniture financing are $443 thousand.

The Company entered into a lease agreement in July 2021 in conjunction with the Company's move into its new headquarters and design center in early 2023 (as described in Note 9 to our unaudited interim condensed consolidated financial statements).  The new headquarters and design center were renovated in accordance with plans agreed upon with the landlord.  The Company took possession of the building once all improvements and renovations (the "new building asset additions") were substantially complete.  Initially, the Company anticipated the new building asset additions being completed and taking possession in September 2022; however, the landlord, as the sole improvement and renovation contractor, experienced significant construction delays and as a result the new headquarters and design center did not become available until the first quarter of 2023.  In August 2022, the Company reached an agreement with the landlord over the timing of the payments for the new building asset additions in light of the significant construction delays.  The total cost of the new building asset additions was $7.7 million, with the Company being responsible for the balance in excess of the landlord's $3.5 million allowance (the "excess construction costs") plus deferral fees and interest.

As part of the aforementioned  August 2022 lease amendment, the Company made the landlord an initial payment of $1.3 million towards the excess construction costs and related financing costs.  The August 2022 lease amendment included new financing terms for the excess construction costs, which included a deferral fee (2% per annum) and interest (18% per annum).  Thus, the Company paid the landlord a 2% deferral fee which was applied to all excess construction costs as invoiced by the landlord.  The Company also paid 18% interest on all excess construction costs and deferral fees from the date the landlord invoiced them until the Company remitted payment.  The initial payment of $1.3 million towards the excess construction costs was applied first to accrued interest, then to the deferral fee, and then to excess construction costs.  The Company has paid the remaining balance of the excess construction costs of $3.2 million, with the last payment in April 2023.  The Company does not owe the landlord for any further excess construction costs as of September 30, 2023.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Maturity

As of September 30, 2023, debt (as discounted) is expected to mature as follows:

2023	$1,028,308
2024	8,737,348
2025	226,241
2026	231,884
2027	187,417
Thereafter	35,105
$10,446,303

6. COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $ 0.0001.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that  may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors  may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through September 30, 2023.

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

See Note 5 – Debt – Salem Loan Facility for details regarding common stock issued in connection with debt.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Warrants

As mentioned above, on February 28, 2023, the Company completed the Offering.  Each Unit sold in the Offering included one warrant to purchase one-half of a share of common stock.  Thus, Units sold in the Offering included warrants to purchase 769,146 shares, on a post-split basis, which warrants were issued upon the final closing of the Offering.  The 769,146 Warrant Shares comprise 591,656 Purchaser Warrant Shares and 177,490 Placement Agent Warrant Shares, each exercisable for a period of five years beginning six months following the final closing of the Offering.  As of September 30, 2023, the total amount of outstanding common stock warrants is 824,340, on a post-split basis.

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series.

Prior to the Merger, Guerrilla RF had utilized convertible preferred share issuances, convertible debt issuances, and convertible warrants from private investors to fund its business operations and growth. No dividend was payable on shares of Guerrilla RF common stock or its classes of preferred stock.  At the closing of the Merger, all Guerrilla RF preferred stock was converted into shares of the Company's common stock.  There is no issued or outstanding preferred stock as of September 30, 2023 or December 31, 2022.

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

Stock Option Awards

The Company measures the fair value of each option award on the date of grant using the Black‐Scholes option-pricing model, which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk-free interest rate, and dividend yield.  The fair value of each grant of options during the three months ended September 30, 2023 was determined using the methods and assumptions discussed below:

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and nine month periods ended September 30, 2023 and 2022, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	6.25	6.25	6.25	6.25
Expected volatility	45%	50%	45%	50%
Risk-free rate	4.73%	3.79%	4.73%	3.79%
Dividend rate	—	—	—	—

No stock options were granted in the three months ended September 30, 2023.  The weighted average grant date fair value of stock options granted during the three months ended September 30, 2022 was $8.40, calculated on a post-split basis.

The value of stock options is recognized as compensation expense using the straight-line method over the vesting period.  Unrecognized compensation costs related to unvested options at September 30, 2023, and 2022 amounted to$395,753 and $538,812 respectively, which are expected to be recognized over an average of three years.

Stock option activity by share is summarized as follows for the three and nine months ended September 30, 2023 (unaudited) on a post-split basis:

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)
Shares underlying outstanding awards at December 31, 2022	601,220	$3.54	4.85
Granted	9,333	8.97
Exercised	-
Cancelled/Forfeited	(2,863)	11.41
Shares underlying outstanding awards at March 31, 2023	607,690	$3.60	5.18
Granted	3,800	7.80
Exercised	-
Cancelled/Forfeited	(123)	2.19
Shares underlying outstanding awards at June 30, 2023	611,367	$3.64	4.68
Granted	-
Exercised	-
Cancelled/Forfeited	(1,800)	4.18
Shares underlying outstanding awards at September 30, 2023	609,567	$3.63	4.41
Exercisable options at September 30, 2023	520,043	$2.55	3.83

No options were exercised during the three and nine months ended September 30, 2023.  The aggregate intrinsic value of outstanding options exercisable as of September 30, 2023was $0.6 million.  As of September 30, 2023, stock-based compensation of $0.4 million for unvested options will be recognized over a remaining weighted-average requisite service period of 2.3 years.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RSU Awards

In the three months ended September 30, 2023, the Compensation Committee of the Board granted 273,750 RSUs (post-split) to various employees pursuant to the 2021 Plan.  No RSU awards have been made under the 2014 Plan.  The RSU awards made to non-employees in the year ended December 31, 2022 (25,000, post-split, net of cancellations/forfeitures) vested 100% on the earliest of (i) June 2, 2023, subject to the recipient's continued service to the Company, (ii) the recipient's death, or (iii) the recipient's disability. The RSUs awarded to employees during the year ended December 31, 2022 (120,637, post-split, net of cancellations/forfeitures) vest over three equal annual installments from the date of the grant.  The RSUs awarded are subject to the recipient’s continued service through the applicable vesting date and the shares not vested are forfeited upon separation from or discontinuation of services to the Company.  The share-based compensation expense to be recognized for these RSUs over the remaining vesting period subsequent to September 30, 2023 is approximately $2.2 million.

The RSU grants during the three months ended September 30, 2023 (unaudited) were issued from the 2021 Plan.  The fair value of each RSU was estimated on the date of grant, based on the weighted average price of the Company's stock.  The Company will issue new shares of common stock to satisfy RSUs upon vesting.  The following table summarizes the RSU activity and weighted averages for share-based awards granted under the terms of the 2021 Plan on a post-split basis (unaudited):

	Three Months Ended September 30,
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2023	195,187	$9.27
Granted	273,750	4.06
Vested	(4,765)	8.94
Cancelled/Forfeited	(5,448)	9.18
Outstanding at September 30, 2023	458,724	$6.17

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded stock-based compensation expense in the following expense categories in the unaudited interim condensed consolidated statements of operations for thenine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Direct product costs	$54,328	$7,914
Research and development	198,689	97,118
Sales and marketing	138,983	62,251
General and administrative	491,450	200,039
	$883,450	$367,322

No income tax benefits have been recognized in the unaudited interim condensed consolidated statements of operations for stock-based compensation arrangements, and no stock-based compensation costs have been capitalized as property and equipment through September 30, 2023.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. DERIVATIVE LIABILITIES

As of September 30, 2023, the Company had Level 3 derivative liabilities that were measured at fair value at issuance, related to the put options of the Convertible Notes.  See Note 5 – Debt – Convertible Notes for additional details.  The put options were valued using a discounted cash flow valuation technique.

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2023	$-
Issuance of Convertible Notes between July 12, 2023 and July 21, 2023	15,800
Change in fair value of derivative liabilities	47,400
Ending balance on September 30, 2023	$63,200

There are derivative liabilities of $63,200 as of September 30, 2023. For the derivative liabilities valuation, as of the issuance dates of the Convertible Notes between July 12, 2023 and July 21, 2023, the significant unobservable inputs used in the discounted cash flow were a discount rate between 8% to 16% and the probability of a change of control occurring of 10%. For the derivative liabilities valuation, as of September 30, 2023, the significant unobservable inputs used in the discounted cash flow were a discount rate between 8% to 16% and the probability of a change of control occurring of 40%.

9. COMMITMENTS AND CONTINGENCIES

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	September 30, 2023
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$10,760,967

Current portion of operating lease liabilities	Operating lease, current portion	745,144
Noncurrent portion of operating lease liabilities	Operating lease	6,341,829
Total operating lease liabilities		$7,086,973

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$4,917,140

Current portion of finance lease liabilities	Finance lease, current portion	1,041,010
Noncurrent portion of finance lease liabilities	Finance lease	1,992,260
Total finance lease liabilities		$3,033,270

Lease cost recognized in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	For the Nine Months Ended September 30,
	2023	2022
Operating lease cost	$1,210,436	$99,772

Finance lease cost:
Amortization of lease assets	944,413	615,102
Interest on lease liabilities	198,778	163,107
Total finance lease costs	$1,143,191	$778,209

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other supplemental information related to leases is summarized as follows:

September 30, 2023
Weighted average remaining lease term (in years):
Operating leases	8.76
Finance leases	3.11

Weighted average discount rate:
Operating leases	11.00%
Finance leases	7.29%

Cash paid for amounts included in the measurement of lease liabilities for the year ended June 30, 2023:
Operating cash flows from operating leases	$1,357,074
Operating cash flows from finance leases	$197,141
Financing cash flows from finance leases	$812,315

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of September 30, 2023 :

	Payments Due by Period
	2023(1)	2024	2025	2026	2027	Thereafter	Total
Operating leases	$ 377,092	$ 1,443,532	$ 1,222,999	$ 1,060,299	$ 1,076,140	$ 5,986,355	$ 11,166,417
Less present value adjustment	191,509	711,783	635,120	580,822	524,555	1,435,655	4,079,444
Operating lease liabilities	$ 185,583	$ 731,749	$ 587,879	$ 479,477	$ 551,585	$ 4,550,700	$ 7,086,973

Finance leases	$ 306,035	$ 1,224,139	$ 903,372	$ 810,528	$ 137,155	$ 22,944	$ 3,404,173
Less interest	53,225	166,780	100,148	43,302	5,859	1,589	370,903
Finance lease liabilities	$ 252,810	$ 1,057,359	$ 803,224	$ 767,226	$ 131,296	$ 21,355	$ 3,033,270
(1) Amounts are for the remaining three months ending December 31, 2023.

The Company leases its former headquarters, located in Greensboro, North Carolina under a lease agreement which expires in June 2024.  The lease agreement allows for early cancellation, subject to payment of an early cancellation penalty.  Under the lease agreement, the Company is responsible for certain insurance and maintenance expenses.  In addition, the lease agreement contains scheduled rent increases.  The related rent expense for the lease is calculated on a straight-line basis according to the rental terms of the lease.  In July 2023, the Company entered into a sub-lease for 4,800 square feet of its former headquarters at a monthly rent of $5,540, which is the same monthly rental due under the lease on a per square foot basis.  As a result of this sub-lease, the Company recorded a $95 thousand impairment charge, which is included in general and administrative expenses on the unaudited interim condensed consolidated statement of operations for the quarter ended September 30, 2023.

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

In conjunction with the Company's move into the new headquarters and design center in early 2023, the Company entered into a financing lease arrangement related to furniture for the new office facilities in  April 2022.  The total cost of the furniture financed was$1.1 million, which included tax, freight, interim storage, and installation labor.  The Company was responsible for paying interest-only payments to the financing company related to the furniture procurement order (interest on principal of $496 thousand) placed in April 2022 prior to the first scheduled principal financing payment, which occurred in August 2022 ($246 thousand).  The Company made interest-only payments to the financing company related to the furniture procurement order through August 2022 in the amount of $17 thousand.  The total scheduled principal and interest payments to be made after September 30, 2023 related to the furniture financing are $443 thousand.

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

Legal

In the ordinary course of business, the Company may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s unaudited interim condensed consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at September 30, 2023, or December 31, 2022.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements.  As a result, no liability for these agreements has been recorded at September 30, 2023, or December 31, 2022.

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

Salary Deferral Program

The Company introduced a voluntary salary deferral program in order to facilitate increased employee ownership in the Company, whereby all employees were offered the opportunity to defer a portion of their salaries, in anticipation of some or all of the deferred payments being invested in a future capital raise.  Beginning June 28, 2023, Ryan Pratt, CEO and Chairman of the Company, Mark Mason, the Company’s Chief Operating Officer, John Berg, the Company’s Chief Financial Officer, and Kellie Chong, Chief Business Officer, elected to defer approximately 68%, 68%, 52%, and 25%, respectively, of their salaries as participants in the program along with a number of other employees.  The Company subsequently terminated this program and effective September 4, 2023, the Company’s entire executive management team, including Ryan Pratt, CEO and Chairman of the Company, John Berg, the Company’s Chief Financial Officer, Mark Mason, the Company’s Chief Operating Officer, and Kellie Chong, the Company’s Chief Business Officer, voluntarily reduced their salaries by 20% as part of a plan by the Company to reduce expenses.

10. INCOME TAXES

The Company did not have any income tax expense for the three months ended September 30, 2023 or 2022.

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items recorded in the interim period.  The provision for income taxes for the three months ended September 30, 2023 and 2022 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to a valuation allowance.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets.  Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability.  Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of September 30, 2023, and December 31, 2022.

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

In the third quarter of 2022, the Company's tax advisors completed a study to assess whether one or more ownership changes have occurred since the Company became a loss corporation under the definition of Section 382.  At that time, it was determined that the Company has not experienced any "ownership changes" since 2014.  If an "ownership change" were to occur, such change  may result in the expiration of a portion of the Company's NOL or R&D credit carryforwards before utilization.  As a result of the Section 382 study, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC-740.  The Company has a full deferred tax valuation allowance as of September 30, 2023.

At  December 31, 2022, the Company had federal NOL and R&D credit carryforwards of approximately $19,022,927 and $626,347, respectively, which are available to offset future taxable income subject to any future "ownership change."

11. Related Party Transactions

See Note 5 – Debt – Convertible Notes for details regarding convertible notes issued to related parties during the nine months ended September 30, 2023.

Participation in the Offering

Certain existing shareholders, including investors affiliated with certain of our directors and officers, purchased an aggregate of 45,383 Units (on a post-split basis) in conjunction with the Offering through all closings during the period December 2022 through February 2023.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Code.  The Company’s contributions to the plan are at the discretion of executive management with board of directors advisement.  Under the 401(k) plan, the Company may contribute up to four percent (4%) of eligible employee salaries.  The Company made $87,205 and $93,728 of contributions to the plan in the three months ended September 30, 2023 and 2022, respectively.

13. Subsequent Events

Management has evaluated subsequent events occurring after September 30, 2023, through November 13, 2023, the date the unaudited interim condensed consolidated financial statements were issued, and concluded the following subsequent events have occurred during that period but were not recognized in the unaudited interim condensed financial statements.  Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.

Additional Borrowings Under Salem Loan Facility

On October 27, 2023, the Company drew down an additional $1.25 million under the Salem Loan Facility.

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

Guerrilla RF possesses in-house design, applications, sales, and customer support functions as a fabless semiconductor company.  It outsources the manufacture and production of its MMIC products to subcontractors located overseas, providing access to multiple semiconductor process technologies.  Guerrilla RF’s primary external wafer foundries are in Taiwan and Singapore, and its primary assembly and test suppliers are located in Malaysia and the Philippines.  We have produced and distributed in excess of 150 million products in our portfolio of products to over 500 end customers worldwide.

THIRD QUARTER FISCAL 2023 FINANCIAL HIGHLIGHTS

● Revenue for the third quarter of fiscal 2023 increased 51.6% as compared to the third quarter of fiscal 2022, primarily due to higher demand for our automotive products, for which revenue increased 145% compared to the prior year period.  In the third quarter of 2023, the Company experienced a significant increase in automotive based sales, as compared to the third quarter of 2022 which suffered from poor supply chain conditions, and the addition of important customers in the space expanding Guerrilla RF’s reach in the automotive market.  In the third quarter of 2023, new customer sales as well as existing customer sales both contributed to the increased demand for our products with new customer sales up 500+% from a very low base in the third quarter of 2022 of less than $0.1 million and existing customer sales up 42%.

● Gross profit for the third quarter of fiscal 2023 was 55.7% of revenues as compared to 57.2% for the third quarter of fiscal 2022.  The Company's contribution margin decreased to 71.5% in the third quarter 2023, from 74.1% in the third quarter 2022, as product mix and a shift to higher automotive sales relative to all sales impacted overall contribution margins.  Over these same periods, overhead spending increased slightly in dollar terms of $0.1 million, but as a percentage of sales it decreased from 20.2% in the third quarter of 2022 to 15.7% in the third quarter of 2023.  Quarter-over-quarter gross profit margin decreased to 55.7% in the third quarter of 2023 from 59.0% in the second quarter of 2023 driven by lower overall contribution margins.

● Operating loss was $3.7 million for the third quarter of 2023, as compared to $3.3 million for the third quarter of 2022. This increase was primarily due to higher operating expenses primarily driven by increased R&D investments. Relative to sales, operating expenses decreased as a percentage (166% in the third quarter of 2023 vs. 208% in the third quarter of 2022).  Operating expenses increased $1.0M from $4.6 million for the three months ended September 30, 2022, to $5.6 million for the three months ended September 30, 2023.  R&D costs rose 32% when compared to the prior year period.  Sales and marketing increased 21% from $1.2 million to $1.45 million while administrative costs remained relatively flat at $1.4 million.

● Net loss per share was $0.62 and $0.66 for the third quarter of fiscal 2023 and 2022, respectively.

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

	Nine Months Ended September 30,
	2023 (unaudited)	2022 (unaudited)
Key Metrics
Number of products released	10	15
Number of total products	129	116
Number of products with lifetime revenue exceeding $100 thousand	61	49
Product backlog	$5.95 million	$3.31 million

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

Results of Operations

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$3,365,911	$2,219,304	$10,376,133	$9,172,565
Direct product costs	1,490,779	950,841	4,444,005	3,775,881
Gross profit	1,875,132	1,268,463	5,932,128	5,396,684
Operating expenses:
Research and development	2,775,430	2,097,276	8,014,588	5,916,216
Sales and marketing	1,445,790	1,192,286	4,437,683	3,447,564
General and administrative	1,381,119	1,325,383	4,304,624	3,828,763
Total operating expenses	5,602,339	4,614,945	16,756,895	13,192,543
Operating loss	(3,727,207)	(3,346,482)	(10,824,767)	(7,795,859)
Other income (expenses):
Interest expense	(731,618)	(303,368)	(1,462,487)	(431,442)
Change in fair value of derivative liabilities	(47,400)	—	(47,400)	—
Other income (expenses)	25,277	(18,028)	31,206	(48,279)
Total other income (expenses), net	(753,741)	(321,396)	(1,478,681)	(479,721)
Net loss	$(4,480,948)	$(3,667,878)	$(12,303,448)	$(8,275,580)

Comparison of the three months ended September 30, 2023 and 2022 (unaudited):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues	$3,365,911	$2,219,304	1,146,607	52%

Revenues increased $1.1 million to $3.4 million for the three months ended September 30, 2023, as compared to $2.2 million for the three months ended September 30, 2022.  The increase in revenues was attributable to a $1.0 million increase in automotive product shipments to major automotive suppliers as well as to automotive OEM’s.  Automotive markets are benefiting from improved supply chain conditions, which had negatively impacted volumes since early 2022.  The Company has also enjoyed increased volumes due to the addition of new customers as the Company has won slots and increased its share of business in automotive in-cabin Wi-Fi, amplification of signal, GPS, and satellite radio antennae applications.  Revenues were also impacted by an increase of $0.2 million in our repeaters/digital step attenuators products which we attribute to the sales of a new product category to a key automotive supplier.  Revenues from white label royalty programs continued to decline, with revenues decreasing from $0.2 million for the three months ended September 30, 2022 to $11 thousand for the three months ended September 30, 2023.

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue.  Using this definition, Guerrilla RF had one major customer, RFPD, during the three months ended September 30, 2023, and September 30, 2022.  RFPD, a large product distributor serving numerous end-user customers, generated 79% and 81% of product shipment revenue for the three months ended September 30, 2023 and 2022, respectively.

Nonproduct (royalty and non-recurring engineering ("NRE")) revenues were down $0.2 million for the three months ended September 30, 2023, compared to September 30, 2022, at $11 thousand compared to September 30, 2022 at $0.2 million.  New product sales increased significantly for the three months ended September 30, 2023 at $0.8 million versus $0.2 million for the three months ended September 30, 2022, driven by our automotive and repeaters/DAS products.  Our existing product sales increased from $1.9 million for the three months ended September 30, 2022 to $2.6 million for the three months ended September 30, 2023, as a result of a rebound in automotive product demand due to the normalization of the supply chain.  We also continue to grow our business through the acquisition of new customers.

International shipments remained flat at $0.4 million (approximately 13% of Q3 223 sales) for the three months ended September 30, 2023 and 2022.

Direct Product Costs and Gross Profit

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Direct product costs	$1,490,779	$950,841	539,938	57%
Gross profit	$1,875,132	$1,268,463	606,669	48%

Direct product costs increased $0.5 million to $1.5 million for the three months ended September 30, 2023, compared to $1.0 million for the three months ended September 30, 2022.  The 57% increase in direct product cost was driven by a sales volume increase of 66%.  This increase was further built upon at the gross profit line (48% increase) due to better absorption of fixed overhead costs (including quality department staffing, facilities costs, and equipment costs).  Gross profit as a percentage of sales decreased from 57.2% for the third quarter of 2022, to 55.7% for third quarter of 2023 driven by lower contribution margins from product mix shifts.

Research and Development Expenses

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Research and development	$2,775,430	$2,097,276	678,154	32%

Research and development expenses increased almost $0.7 million to $2.8 million for the three months ended September 30, 2023, compared to $2.1 million for the three months ended September 30, 2022.  The increase was attributable to increases of $0.6 million in facilities, information technology support and lab expenses, and $0.1 million of staffing additions in our engineering department.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Sales and marketing	$1,445,790	$1,192,286	253,504	21%

Sales and marketing expenses increased $0.25 million to $1.45 million for the three months ended September 30, 2023, compared to $1.2 million for the three months ended September 30, 2022.  The increase year over year was driven by increases of $0.1 million in staffing costs, and $0.15 million in various sales and marketing related facilities and information technology support as we continue to invest in our sales and marketing efforts to drive sales growth.

General and Administrative Expenses

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
General and administrative expenses	$1,381,119	$1,325,383	55,736	4%

General and administrative expenses increased $0.1 million to $1.4 million for the three months ended September 30, 2023, compared to $1.3 million for the three months ended September 30, 2022.  The increase was primarily related to an increase of $0.1 million in share-based compensation.

Other Income (Expenses)

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Interest expense	$(731,618)	$(303,368)	$(428,250)	141%
Change in fair value of derivative liabilities	$(47,400)	$—	$(47,400)	0%
Other income (expense)	25,277	(18,028)	$43,305	-
Total other income (expenses), net	$(753,741)	$(321,396)	$(432,345)	135%

Interest expense increased approximately $0.4 million to $0.7 million for the three months ended September 30, 2023, compared to $0.3 million for the three months ended September 30, 2022.  The increase was attributable to two debt facilities the Company originally entered into during fiscal 2022, one of which was extended in the third quarter of 2023.  The first is an asset-based loan with a total available draw of up to $3 million secured by inventory and accounts receivables, established in June 2022.  The second is a $12 million commercial line of credit of which the Company has drawn $9.75 million as of September 30, 2023, which line was initially established in the third quarter of 2022.  In addition, we have entered into a number of smaller notes secured by equipment and facility improvements which account for a smaller portion of interest expense increases in 2023.

Comparison of the nine months ended September 30, 2023 and 2022 (unaudited):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues	$10,376,133	$9,172,565	1,203,568	13%

Revenues increased $1.2 million to $10.4 million for the nine months ended September 30, 2023, as compared to $9.2 million for the nine months ended September 30, 2022.  The 13% increase in revenues was attributable to an increase of nearly $2.0 million for our automotive products, partially offset by a decrease of $0.8 million in Repeaters/DAS business due to overstock inventory corrections at a key customer. The automotive market has benefitted from better supply chain conditions, thus improving shipment volumes.  In addition, we have acquired new customers for our products which have experienced increasing sales throughout 2023.  For the nine months ended September 30, 2023 new customer sales were $1.7 million or 16% of all product sales compared to $0.3 million or 3% of all product sales for the nine months ended September 30, 2022. New customers in the automotive product category drove the increase of 520% year over year for the nine months ended September 30.

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue.  Using this definition, Guerrilla RF had one major customer, RFPD, during the nine months ended September 30, 2023, and September 30, 2022.  RFPD, a large product distributor serving numerous end-user customers, generated 81% of product shipment revenue for each of the nine month periods ended September 30, 2023 and 2022.

Nonproduct (royalty and non-recurring engineering ("NRE")) revenues decreased 42% for the nine months ended September 30, 2023, compared to September 30, 2022, from $0.7 million to $0.4 million, as our royalty revenues decreased.  New product sales increased 8% from $1.2 million for the nine months ended September 30, 2022 to $1.3 million for the nine months ended September 30, 2023.  The third fiscal quarter has historically been a moderate new product sales period as our customers calibrate the introduction of our products into their new products and solutions.  Our existing product sales increased from $7.3 million for the nine months ended September 30, 2022 to $8.7 million for the nine months ended September 30, 2023, due to a rebound in automotive product demand.

International shipments amounted to $1.4 million (approximately 14% of product revenue) for the nine months ended September 30, 2023 and 2022.

Direct Product Costs and Gross Profit

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Direct product costs	$4,444,005	$3,775,881	668,124	18%
Gross profit	$5,932,128	$5,396,684	535,444	10%

Direct product costs increased $0.6 million to $4.4 million for the nine months ended September 30, 2023, compared to $3.8 million for the nine months ended September 30, 2022.  The 18% increase in direct product cost was driven by a product sales volume increase of 18% (excluding royalty and NRE revenue).  In addition to volume driven increases, there was a small increase in fixed overhead costs (quality department staffing, facilities costs, and equipment costs).  Year-over-year gross profit, taking into account overhead spending increases, increased 10% from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 on a comparative period basis, and as a percentage of revenue decreased from 57.2% to 55.7%.

Research and Development Expenses

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Research and development	$8,014,588	$5,916,216	2,098,372	35%

Research and development expenses increased $2.1 million to $8.0 million for the nine months ended September 30, 2023, compared to $5.9 million for the nine months ended September 30, 2022.  The increase was attributable to increases of $1.5 million in facilities, information technology support and lab expenses, and $0.6 million of staffing additions in our engineering department.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Sales and marketing	$4,437,683	$3,447,564	990,119	29%

Sales and marketing expenses increased $1.0 million to $4.4 million for the nine months ended September 30, 2023, compared to $3.4 million for the nine months ended September 30, 2022.  The increase year over year was driven by increases of $0.4 million in staffing costs and $0.4 million in various sales and marketing expenses including sales commissions, trade shows, travel, and customer support, and $0.2 million for facilities and information technologies support.

General and Administrative Expenses

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
General and administrative expenses	$4,304,624	$3,828,763	475,861	12%

General and administrative expenses increased $0.5 million to $4.3 million for the nine months ended September 30, 2023, compared to $3.8 million for the nine months ended September 30, 2022.  The increase was related to an increase of $0.4 million in wages and benefits driven primarily from share-based compensation.  The remaining increase of $0.1 million in legal, audit, and consulting fees was driven by activities associated with general legal and administration.

Other Income (Expenses)

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Interest expense	$(1,462,487)	$(431,442)	$(1,031,045)	239%
Change in fair value of derivative liabilities	$(47,400)	$—	$(47,400)	0%
Other income (loss)	$31,206	$(48,279)	$79,485	(165)%
Total other income (expenses), net	$(1,478,681)	$(479,721)	$(998,960)	208%

Interest expense increased approximately $1.0 million to $1.5 million for the nine months ended September 30, 2023, compared to $0.4 million for the nine months ended September 30, 2022.  The increase was attributable to two debt facilities the Company originally entered into during fiscal 2022, one of which was extended in the third quarter of 2023.  The first is an asset-based loan with a total available draw of up to $3 million secured by inventory and accounts receivables, established in June 2022.  The second is a $12 million commercial line of credit of which the Company has drawn $9.75 million as of September 30, 2023, which line was initially established in the third quarter of 2022.  In addition, we have entered into a number of smaller notes secured by equipment and facility improvements as well as unsecured convertible promissory notes, which account for a smaller portion of interest expense increases in 2023.

During the nine months ended September 30, 2023, we recognized a change in fair value related to embedded derivatives.

Other income was insignificant in both the first nine months of 2022 and 2023.

Liquidity and Capital Resources

The Company has incurred substantial negative cash flows from operations in nearly every fiscal period since inception, including a net loss of $4.5 million for the three months ended September 30, 2023.  As of September 30, 2023, the Company had an accumulated deficit of $39.4 million, a significant portion of which is attributable to the Company’s ongoing investment in research and development, investment in its facilities to support plans for business expansion and growth, and expenses associated with its sales and marketing efforts in support of new product offerings.  Management has recently introduced a series of cost-cutting measures, including voluntary salary reductions by the executive management team, which are expected to ultimately reduce annualized expenses between $3.0 million and $5.0 million over the next several quarters.  As a result, the Company expects to break even on an operating basis, i.e., excluding interest expense, and other non-operating and non-recurring expenses, by mid-2024 when revenues are projected to grow to a level that are in excess of operating expenses.  In the meantime and until the Company consistently realizes positive net income, it will continue to require additional funding.

As of September 30, 2023, the Company had cash resources of $0.9 million.  It has two loan facilities, one of which is for up to $3.0 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our unaudited interim condensed consolidated financial statements), and the other of which is for up to $12.0 million with a different lender (referred to as the Salem Loan Facility, also described in Note 5 to the unaudited condensed consolidated financial statements).  As of September 30, 2023, the Company had drawn down $1.0 million under the Spectrum Loan Facility and $9.75 million under the Salem Loan Facility.  In addition, the Company entered into several smaller secured and unsecured loans to finance specific equipment and furnishing needs in the first nine months of 2023.  These smaller financing agreements totaled approximately $1.0 million as of September 30, 2023, and are largely long-term in nature.  As discussed in Note 5, the Company has also issued unsecured convertible promissory notes in the aggregate amount of $790,000.  As discussed in Note 13, subsequent to September 30, 2023, the Company drew down an additional $1.25 million under the Salem Loan Facility, leaving up to $1.0 million available for future draws.

As noted above, the Company will continue to require additional funding until it consistently realizes positive net income. Potentially, the Company could draw down additional funds under the Spectrum Loan Facility; however, its ability to do so is dependent upon the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility, which value fluctuates from time to time and is ultimately outside of the Company’s control. The Company may also draw down the remaining $1.0 million in Additional Advances under the Salem Loan Facility; however, Salem has discretion to withhold any further Additional Advances and there is no assurance that it will agree to provide access to the remaining $1.0 million under the Salem Loan Facility.

The Spectrum Loan Facility expires in June 2024, and automatically renews annually thereafter unless either party elects to terminate the facility upon not less than 60 days prior notice. The Company anticipates that the Spectrum Loan Facility will renew and be extended through June 2025, at a minimum. The Salem Loan Facility matures on April 30, 2024. The Company is currently exploring options for the renewal and extension of the Salem Loan Facility, as well as alternative financing and other strategic opportunities to support the Company's business.

The Company believes that its existing cash and cash equivalents, together with additional financing under the Salem Loan Facility, will provide sufficient resources to support operations through mid-February 2024, with additional funding being required in early 2024 to finance the Company until it consistently achieves positive net income. In the event the Company is unable to draw down the remaining $1.0 million under the Salem Loan Facility or secure alternative funding sources, it may be unable to fund ongoing operations and pay its obligations as they become due before the end of fiscal 2023. Additionally, if the Company is unable to secure additional funding in early 2024, it may be unable to fund ongoing operations and pay its obligations as they become due before the end of February 2024. The Company must also make arrangements to renew or replace the Spectrum and Salem Loan Facilities before they mature. There is no assurance that appropriate additional funding (or in the case of the Spectrum and Salem Loan Facilities, the renewal of existing loan facilities) will be available on terms, which are acceptable to the Company, or at all.  This requirement for additional funding and the renewal of existing loan facilities raises substantial doubt about the Company’s ability to continue as a going concern.

The Company moved into its new corporate headquarters and design center, located in Greensboro, North Carolina, in the first quarter of 2023.  As of September 30, 2023, the Company does not anticipate additional excess construction

Cash (used in) provided by:

	Nine Months Ended September 30,
	2023	2022

Operating activities	$(11,178,989)	$(5,980,423)
Investing activities	(138,470)	(1,590,027)
Financing activities	7,853,963	4,311,353
Net decrease in cash	$(3,463,496)	$(3,259,097)

Operating Activities

Cash used in operating activities was $11.2 million and $6.0 million for the nine months ended September 30, 2023 and 2022, respectively.  Cash used in operating activities for the nine months ended September 30, 2023 was principally due to our net loss of $12.3 million.  For the nine months ended September 30, 2023, non-cash items that were a part of the net operating loss included depreciation and amortization of $1.2 million and stock-based compensation of $0.9 million.  During the nine months ended September 30, 2023, increases in trade accounts receivable of $0.4 million and decreases to accounts payable and accrued expenses of $1.8 million also contributed to the net cash used in operating cash flows as noted above.

Cash used in operating activities for the nine months ended September 30, 2022, primarily resulted from our net loss of $8.3 million.  During the nine months ended September 30, 2022, there was a moderate increase in inventory of $0.3 million, a decrease to accounts receivable of $0.8 million and a decrease to prepaid expenses of $0.8 million.  For the nine months ended September 30, 2022, non-cash items that were a part of the net operating loss included depreciation and amortization of $0.9 million and stock-based compensation of $0.4 million.

Investing Activities

Cash used in investing activities was $0.1 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.  Cash used in investing activities resulted from capital expenditures on property and equipment for all periods presented.  Cash used in investing activities resulted from capital expenditures on property and equipment for all periods presented.  In 2022 such expenditures were greater than normal due to outlays for building improvements and upfit related to Guerrilla RF’s new headquarters building which were put into construction in progress until the headquarters was occupied in early 2023.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 of $7.9 million was primarily attributable to net proceeds of $5.4 million from private placement equity financing, $3.8 million of additional net debt financing, and $1.3 million of payments related to deferred offering costs, finance leases and insurance premiums.

Cash provided by financing activities during the nine months ended September 30, 2022 of $4.3 million principally resulted from net debt financing of $4.6 million, from the Spectrum and Salem Loan Facilities.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of September 30, 2023 (unaudited).  As mentioned above, associated with the move into our new business headquarters and design center in the first quarter of 2023, the Company paid what it anticipates was its final payment of $66 thousand of excess construction costs and related interest and deferral fees for which it will be responsible in April 2023.  The Company does not anticipate any further excess construction costs and related interest and deferral fees subsequent to September 30, 2023 that would be material to the Company's reported financial results.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$607,789	$607,789	$—	$—	$—
Long-term notes (excluding interest)	776,377	—	776,377	—	—
Long-term debt	863,018	—	408,612	419,301	35,105
Short-term debt	8,806,908	8,806,908	—	—	—
Operating lease obligations	7,086,973	185,583	1,319,628	1,031,062	4,550,700
Finance lease obligations	3,033,270	252,810	1,860,583	898,522	21,355
Total	$21,174,335	$9,853,090	$4,365,200	$2,348,885	$4,607,160

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The Company had a cash balance of $877 thousand at September 30, 2023.  As of September 30, 2023, the outstanding balance under the Spectrum Loan Facility was $1.0 million and the outstanding balance under the Salem Loan Facility was $9.75 million.  As discussed in Note 5, in the third fiscal quarter of 2023, the Company issued unsecured convertible promissory notes in the aggregate amount of $790,000 and drew down $3.25 million under the Salem Loan Facility to fund operations.  Subsequent to September 30, 2023, the Company drew down an additional $1.25 million under the Salem Loan Facility, leaving up to $1.0 million available for future draws.

Potentially, the Company could draw down additional funds under the Spectrum Loan Facility; however, its ability to do so is dependent upon the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility, which value fluctuates from time to time and is ultimately outside of the Company’s control.  The Company may also draw down the remaining $1.0 million in Additional Advances under the Salem Loan Facility; however, Salem has discretion to withhold any further Additional Advances and there is no assurance that it will agree to provide access to the remaining $1.0 million under the Salem Loan Facility. The Company believes that its existing cash and cash equivalents, together with additional financing under the Salem Loan Facility, will provide sufficient resources to support operations through mid-February 2024, with additional funding being required in early 2024 to finance the Company until it consistently achieves positive net income. In the event the Company is unable to draw down the remaining $1.0 million under the Salem Loan Facility or secure alternative funding sources, it may be unable to fund ongoing operations and pay its obligations as they become due before the end of fiscal 2023. Additionally, if the Company is unable to secure additional funding in early 2024, it may be unable to fund ongoing operations and pay its obligations as they become due before the end of February 2024. The Company must also make arrangements to renew or replace the Spectrum and Salem Loan Facilities before they mature. There is no assurance that appropriate additional funding (or in the case of the Spectrum and Salem Loan Facilities, the renewal of existing loan facilities) will be available on terms, which are acceptable to the Company, or at all.  This requirement for additional funding and the renewal of existing loan facilities raises substantial doubt about the Company’s ability to continue as a going concern.

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

Our common stock became quoted on the OTCQX, an OTC Markets Group trading platform, on May 13, 2022.  We began using our quoted common stock price as a fair value estimation factor to value our common stock once it achieved sufficient trading volume during the year ended December 31, 2022 and this trading volume sufficiency has continued through the quarter ending September 30, 2023.  In addition, as all of Guerrilla RF's preferred stock was converted into common stock in October 2021, we will no longer need to estimate the fair value of preferred stock as no preferred stock has been outstanding since October 2021.

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

ITEM 4. CONTROLS AND PROCEDURES.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Form 10-Q.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, as a result of our material weakness in internal controls over financial reporting disclosed within our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that our disclosure controls and procedures were not effective as of September 30, 2023.  While the existence of the material weakness did not result in a material misstatement to the financial statements, it presented a reasonable possibility that a material misstatement in the financial statements could have occurred.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there have been changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These changes are a result of our above-noted actions taken to remedy the material weakness in internal controls over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We have incurred significant losses in the past and recorded a net loss of $2.8 million for the year ended December 31, 2021, $12.0 million for the year ended December 31, 2022, and $12.3 million for the nine months ended September 30, 2023.  As of September 30, 2023, we had an accumulated deficit of $39.4 million.  If we cannot make consistent progress toward future profitability, our business and stock price may be adversely affected.

Our ability to be profitable in the future depends upon continued demand for our products from existing and new customers.  Further sales of our products depend upon our ability to improve the quality of our products, enhance customer satisfaction, and increase efficiency and productivity.  In addition, our profitability will be affected by, among other things, our ability to execute our business strategy, the timing and size of customer sales, the pricing and costs of our products, competitive products, macroeconomic conditions affecting the semiconductor industry, the lingering effects of the COVID-19 pandemic, and the extent to which we invest in sales and marketing, research and development, and general and administrative resources.

We may not have sufficient cash available to fund our operations and pay our obligations as they become due, including maturing loans, and we may be unable to find additional funding.

We have incurred significant losses in the past and recorded a net loss of $12.0 million for the year ended December 31, 2022, $2.8 million for the year ended December 31, 2021, and $12.3 million for the nine months ended September 30, 2023.  Our cash balance stood at $0.8 million on September 30, 2023.  We expect to break even on an operating basis, i.e., excluding interest expense, and other non-operating and non-recurring expenses, by mid-2024 when revenues are projected to grow to a level that are in excess of operating expenses.  In the meantime and until we consistently realize positive net income, we will continue to require additional funding.

We believe that our existing cash and cash equivalents, together with additional financing under the Salem Loan Facility, will provide sufficient resources to support operations through mid-February 2024, with additional funding being required in early 2024. In the event we are unable to draw down the remaining $1.0 million under the Salem Loan Facility or secure alternative funding sources, we may be unable to fund ongoing operations and pay our obligations as they become due before the end of fiscal 2023. Additionally, if we are unable to secure additional funding in early 2024, we may be unable to fund ongoing operations and pay our obligations as they become due before the end of February 2024. We must also make arrangements to renew or replace the Spectrum and Salem Loan Facilities before they mature, with the Salem Loan Facility due to mature on April 30, 2024. There is no assurance that appropriate additional funding (or in the case of the Spectrum and Salem Loan Facilities, the renewal of existing loan facilities) will be available on terms, which are acceptable to us, or at all.  If we do not renew our existing loan facilities and/or secure additional financing in a timely manner, we will be unable to fund ongoing operations and pay our obligations as they become due, affecting our ability to continue as a going concern.

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

The Russia-Ukraine conflict may adversely affect Guerrilla RF’s business.  Currently, we do not have any supply chain partners located in Russia or Ukraine.  Nor do we have any pending product sales or product shipments to Russian customers or, to our knowledge, any entities listed on the U.S. Department of the Treasury Office of Foreign Assets Control Sectoral Sanctions Identifications List dated October 18, 2023.  However, the related sanctions and other measures imposed by the European Union, the U.S., and other countries and organizations in response have led, and may continue to lead, to disruption and instability in global markets, supply chains, and industries that could negatively impact our business, financial condition, and results of operations.  We have taken steps to ensure our export control processes and controls observe enacted and evolving export sanctions imposed upon Russia, Belarus, and all restricted entities that have been identified by the United States government.  Nevertheless, if we inadvertently make any product sales or shipments to Russian customers or any sanctioned entities, such non-compliance may have a material effect on our financial condition or operations.

Due to the unknown evolution of new sanctions and export controls targeting the People's Republic of China ("PRC") and its ability to purchase and manufacture certain semiconductor chips, our business could be adversely affected.

On October 7, 2022, the U.S. Department of Commerce’s Bureau of Industry and Security ("BIS") announced a series of regulations – issued as an interim final rule – amending the Export Administration Regulations to enhance export controls on a range of goods, software, and technology and restrict the PRC’s ability to purchase and manufacture advanced computing chips.  The regulations impose new controls on items relating to advanced computer and semiconductor manufacturing capabilities, broaden end-use restrictions, expand the scope of foreign-produced items subject to licensing requirements, and add to Entity List prohibitions.  We do not anticipate the new regulations will have a material effect on our financial condition or operations.  The production of our high-performance MMICs is not reliant on any manufacturing in the PRC, or, to our knowledge, on any companies that are owned by the PRC or Chinese investors.  Through the nine months ended September 30, 2023, we received less than five percent of all our sales from customers located within the PRC.  RF semiconductors such as what we design and produce are not currently covered under the new BIS restrictions.  We have taken steps to ensure our export control processes and controls observe enacted and evolving export sanctions imposed upon the PRC and all restricted entities that have been identified by the United States government.  Nevertheless, if we inadvertently make any product sales or shipments to any sanctioned entities, such non-compliance may have a material effect on our financial condition or operations.

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

Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization among Laffin Acquisition Corp., Guerrilla RF Acquisition Co. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	2.1	October 27, 2021
3.1	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.2	Amended and restated bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
4.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 3, 2023)	8-K	000-56238	10.2	January 3, 2023
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on January 3, 2023).	8-K	000-56238	10.4	January 3, 2023
10.1	Guerrilla RF, Inc. Employee Voluntary Deferred Compensation Program Voluntary Salary Deferral Election Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2023).	8-K	000-56238	10.1	July 3, 2023
10.2	Guerrilla RF, Inc. Employee Voluntary Deferred Compensation Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 3, 2023).	8-K	000-56238	10.2	July 3, 2023
10.3	Convertible Note Purchase Agreement, dated as of July 12, 2023, by and between the Company and the Purchasers listed therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 18, 2023).	8-K	000-56238	10.3	July 18, 2023
10.4	Convertible Note Purchase Agreement, dated as of July 24, 2023, by and between the Company and the Purchasers listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2023).	8-K	000-56238	10.1	July 27, 2023
10.5	Amended and Restated Loan Agreement, dated September 5, 2023, by and between Guerrilla RF, Inc., as Borrower, and Salem Investment Partners V, Limited Partnership as Lender and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2023)*	8-K	000-56238	10.1	September 7, 2023
10.6	Junior Tranche Multi-Draw Note, dated September 5, 2023, issued to Salem Investment Partners V, Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 7, 2023)*	8-K	000-56238	10.2	September 7, 2023
10.7	Amended and Restated Senior Tranche Term Note, dated September 5, 2023, issued to Salem Investment Partners V, Limited Partnership (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 7, 2023)*	8-K	000-56238	10.3	September 7, 2023
10.8	Amended and Restated Junior Tranche Term Note, dated September 5, 2023, issued to Salem Investment Partners V, Limited Partnership (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 7, 2023)*	8-K	000-56238	10.4	September 7, 2023
31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of John Berg, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of John Berg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104

Cover Page Interactive Data File - the cover page from the Registrant’s from Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: November 13, 2023	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

GUERRILLA RF, INC.

Date: November 13, 2023	By:	/s/ John Berg
John Berg Chief Financial Officer (principal financial officer)