Form 10-K
period 2023-12-31
Guerrilla RF, Inc.
filed 2024-03-29
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate value of the registrant's common stock as of June 30, 2023 held by those persons deemed by the registrant to be non-affiliates was approximately $37,713,020.  For the purposes of the foregoing calculation only, all directors, executive officers, and 10% shareholders of the registrant are deemed to be 'affiliates.'   As of March 27, 2024, there were 7,937,079 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

true

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

● we may not be able to achieve profitability or raise sufficient equity capital to support our operating needs and fund our strategic plans;

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

v

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

● if we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely;

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

PART I

ITEM 1. BUSINESS

Guerrilla RF, Inc. (formerly known as Laffin Acquisition Corp.) was incorporated in the State of Delaware on November 9, 2020.  Guerrilla RF Operating Corporation (formerly known as Guerrilla RF, Inc.), a fabless semiconductor company based in Greensboro, North Carolina, was founded in 2013, initially as a North Carolina limited liability company before converting to a Delaware corporation.  On October 22, 2021, Guerrilla RF Acquisition Corp., a wholly owned subsidiary of Guerrilla RF, Inc., merged with and into Guerrilla RF Operating Corporation in a “reverse merger” transaction (the “Merger”), with Guerrilla RF Operating Corporation continuing as the surviving corporation and a wholly-owned subsidiary of Guerrilla RF, Inc.  On May 30, 2023, Guerrilla RF Operating Corporation was merged with and into Guerrilla RF, Inc.

Prior to the Merger, Laffin Acquisition Corp. was a “shell” company registered under the Exchange Act, with no specific business plan or purpose until it began operating the business of Guerrilla RF following the closing of the Merger.  All references in this Annual Report to “Guerrilla RF” refer to: (i) for periods prior to May 30, 2023, Guerrilla RF Operating Corporation; and (ii) for subsequent periods, Guerrilla RF, Inc.  Unless otherwise stated or the context otherwise indicates, references to the “Company”, “we”, “our”, “us” or similar terms refer to Guerrilla RF, Inc. together with Guerrilla RF Operating Corporation.

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

Guerrilla RF possesses in-house design, applications, sales, and customer support functions as a fabless semiconductor company.  It outsources the manufacture and production of its MMIC products to subcontractors located overseas, providing access to multiple semiconductor process technologies.  Guerrilla RF’s primary external wafer foundries are in Taiwan and Singapore, and its primary assembly and test suppliers are located in Malaysia and the Philippines.  We have produced and distributed in excess of 200 million products in our portfolio of products to over 200 end customers worldwide.

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

The COVID-19 pandemic placed even more demand on the need for contactless and wireless communication in all aspects of human existence.  Our technology helps meet that demand and facilitates rapid and contactless communication.

Our Markets

Our business is diversified across the following markets:  Wireless Infrastructure, Automotive, and Catalog Markets.

Wireless Infrastructure

The wireless infrastructure market is characterized by the deployment of 5G networks over sub-7 GHz and millimeter wave frequencies, often with mMIMO active antenna arrays, which may significantly increase the number of RF transmit and receive channels.  These 5G networks require a broad portfolio of highly efficient RF solutions that increase capacity and expand coverage in a compact form factor.  We support wireless infrastructure OEMs located across the globe with a broad portfolio of RF solutions serving all major/applicable frequency bands under 7 GHz.  Our Satellite Communication ('SatCom') application supports satellite to cellular infrastructure. In addition, our portfolio of devices offering a wide range of gain, linearity, and noise figure performance lend themselves to use in various demanding applications in certain product markets, including those referenced above.

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

Wireless Infrastructure

Our solutions for SatCom and mMIMO systems include LNAs, linear driver amplifiers, digital step attenuators, and discrete PAs.  In addition, we are in the course of developing GaN amplifier modules and continuing to grow our wireless infrastructure product offerings.

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

We work with our package and test suppliers to develop and qualify advanced packaging technologies to reduce component size, improve performance and reduce package costs.  Our manufacturing partners’ capabilities enable us to bring these technologies to market in high volumes.  R&D expenses totaled $10.3 million for the year ended December 31, 2023, and $8.1 million for the year ended December 31, 2022.  R&D activities in 2023 focused on developing and releasing 12 new products to bring Guerrilla RF's product catalog to a total of 131 products at the end of 2023.

Raw Materials

We utilize an outsourced manufacturing model, and our manufacturing suppliers purchase raw materials to support our requirements.  Our suppliers typically use industry-standard raw materials, which reduces supply chain risk.  In addition, we purchase passive components for use in modules that include tuning components.

Between 2020 and 2022, the semiconductor industry experienced supply constraints for specific raw materials, including wafers and package lead frames.  During 2023, there constraints eased and lead times began to return to pre-pandemic levels.  We continue to work closely with our manufacturing partners, developing long-term strategic partnerships to forecast our product needs and achieve adequate manufacturing capacity to mitigate the risk of having limited availability of raw materials suppliers.  As a result of these strategic partnerships, we can add suppliers, redesign products using alternative raw materials, qualify multiple wafer foundries, and extend or add supply commitments to provide flexibility in our supply chain.

Manufacturing

We believe that our outsourced manufacturing strategy allows us to identify the optimum semiconductor process technology for each product while ensuring we pay competitive prices for manufacturing.  Our manufacturing suppliers are broadly distributed around the globe.  We qualify additional manufacturing sites and sources of supply to reduce the risk of supply interruptions or price increases, and we closely monitor our suppliers’ key performance indicators.  In addition, we seek to ensure that materials and manufacturing services are available from multiple sources.  Our product manufacturing comprises a two-step process:  (i) wafer fabrication; and (ii) packaging.  Wafers are produced in wafer foundries by subcontractors and shipped to our assembly subcontractors for packaging.  Most of our products are manufactured using a single die which is placed on a copper lead frame.  We use bond wires to connect terminals on the package to the appropriate pads on the die.  Material composition and wire length significantly affect the performance of the end product.  Once a product has completed manufacturing, each device is RF-tested to ensure it meets published specifications.  We transfer compliant devices to tape and reel -- the generally accepted method customers use in their downstream manufacturing processes.

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

Our products serve the needs of a wide variety of customers across multiple industries including automotive, infrastructure, SatCom, cellular boosters/DAS, and general catalog components. Within general catalog components our customers purchase our products for various RF applications including wireless audio, RFID, and Internet of Things. The majority of sales are made via independent distributions accounting for 93% of all revenue in 2023 and 85% in 2022.

Governmental Regulation

The semiconductor industry in which we operate is highly regulated, and the products and solutions we provide are subject to a complex set of federal, State, and country-specific laws and regulations.  We are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and a system of internal accounting controls.

Import/Export Controls

Sales to international customers are subject to the U.S. Department of Commerce import/export controls.  A license may be required to export a product to a customer depending on the technical capability of the underlying product, the actual end customer purchaser, the known end use of the product, or due to the export country location.  Most of the products, services, and technologies that fall within the scope of the Export Administration Regulations are not specifically controlled for export and are classified as “EAR99”.    As of December 31, 2023, none of our products were subject to export licenses and, as such, were classified as EAR99.  As such, they fall under the U.S. Department of Commerce's jurisdiction and are not included in the U.S. Department of Commerce’s Control List.  We are also required to adhere to the Entity List published by the U.S. Department of Commerce’s Bureau of Industry and Security (https://www.bis.doc.gov/index.php/policy-guidance/lists-of-parties-of-concern/entity-list ).

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

Rights in trademarks, service marks, and trade names do not have expiration dates.  Of those rights, we have eight federal registrations at the United States Patent and Trademark Office (USPTO).  The registrations have (and will have) technical expiration dates, but each is renewable indefinitely.

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

As of December 31, 2023, we had 60 employees including three international employees.  By region, approximately 95% of our total employees are located in the United States and 5% in Asia.  By primary job function, about 50% of our employees have engineering or technician roles, 6% are in operations, and 44% have sales, marketing, or other administrative roles.  None of our employees is represented by labor unions or covered by collective bargaining agreements.  We consider our relationship with our employees to be good.

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

Facilities

Our corporate headquarters are located in Greensboro, NC, where we lease approximately 50,000 square feet of office space under a lease agreement that commenced in the first quarter of 2023 when we took possession of the building.  The lease term for our headquarters is 10 years and two months.  We also continue to lease our old headquarters building, consisting of approximately 10,000 square feet of office space, and this lease expires in June 2024 subject to a right to early termination upon payment of an early termination fee.  In 2023 we sublet a portion of our old headquarters building for a period of six months.

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

Risk Factors Summary

●	Our ability to continue as a going concern will depend on us achieving profitability or being able to raise significant additional capital to fund our operations, which may be unavailable on attractive terms, if at all, and could dilute your investment.

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

●	We have a limited operating history upon which investors can evaluate our business and prospects.

●	If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely.

●	Our sales have been concentrated in a small number of customers.

●	We may require additional capital to support our business growth, and such capital may not be available.

●	We are still developing many of our products, and they may not be accepted in the market or by significant customers.

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

●

We face risks from manufacturing and packaging our products by outside parties located in Taiwan, Singapore, the Philippines, and Malaysia.  These risks may include quality failures, export and import complexities and disruptions, geopolitical issues, factory failures or closures, local or global laws violations, and sudden process manufacturing deviations.

●

Government regulation may adversely affect our business.  Economic regulation in the People's Republic of China (the "PRC") and other countries where we sell products could adversely impact our business and the results of operations.  Changes in government trade policies, including the imposition of tariffs and export restrictions, have limited and could continue to limit our ability to sell or provide our products and other items to specific customers and suppliers, which may materially adversely affect our sales and results of operations.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our ability to continue as a going concern will depend on us achieving profitability or being able to raise significant additional capital and/or secure additional loans to fund our operations, which may be unavailable on attractive terms, if at all.

Our recurring operating losses and our current operating plans raise substantial doubt about our ability to continue as a going concern for the next twelve months.  Our independent registered public accounting firm issued their audit report on our consolidated financial statements for the years ended December 31, 2023 and 2022, which included an explanatory paragraph as to our ability to continue as a going concern.  While we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans through the rest of this fiscal year and beyond, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate.

Our ability to continue as a going concern will depend on us achieving profitability or being able to raise additional capital and/or secure additional loans to fund our operations and achieve our business objectives.  Our cash balance stood at $0.8 million on December 31, 2023; and we have recorded a net loss of $16.0 million for the year ended December 31, 2023, or approximately $1.3 million per month.  On March 28, 2024 , we completed a private placement offering of approximately $5 million, raising net cash proceeds of approximately $3 million, after deduction of expenses and the conversion of existing debt.

We have fully drawn down all available funds under our existing loan facility (the "Salem Loan Facility") with Salem Investment Partners V, Limited Partnership ("Salem") of $12.0 million. We continue to utilize to our fullest ability our asset based line with Spectrum Commercial Services Company, L.L.C. ("Spectrum") (the "Spectrum Loan Facility"); however, our ability to do so is dependent upon the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility, which value fluctuates from time to time and is ultimately outside of our control.  We continue to focus on expense reduction and achieve profitability; however, if we are unable to become profitable or raise additional capital and/or secure additional loans when needed or on acceptable terms, we may not be able to do certain things, including but not limited to:

● develop or enhance our products;

● continue and expand our R&D activities;

● continue to expand our sales and marketing organization;

● acquire complementary technologies, products, or businesses;

● expand operations, in the United States or internationally;

● hire, train, and retain employees; or,

● respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of the aforementioned things could harm our business, financial condition and results of operations.  Ultimately, if we do not become profitable or secure additional financing in a timely manner, we will be unable to fund ongoing operations and pay our obligations as they become due, affecting our ability to continue as a going concern.

 We have incurred significant losses in the past and will likely experience losses in the future.

We have incurred significant losses in the past and recorded a net loss of $16.0 million for the year ended December 31, 2023, and $12.0 million for the year ended December 31, 2022.  As of December 31, 2023, we had an accumulated deficit of $43.0 million and $27.1 million at December 31, 2022. Our business and stock price may be adversely affected if we cannot make consistent progress toward future profitability.

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

Under the Code, a corporation is generally allowed a deduction for net operating losses ("NOLs") carried over from prior taxable years.  As of December 31, 2023, we had approximately $28.9 million of gross federal and State NOLs and $0.6 million of other carryforwards available to reduce future federal taxable income.  Our ability to use our NOLs and other carryforwards will depend on the amount of taxable income generated in future periods.  A corporation’s ability to deduct its federal NOL carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code if it undergoes an “ownership change” as defined in Section 382 (generally, where cumulative stock ownership changes among material stockholders exceed 50% during a rolling three-year period).  Accordingly, if the Company were to undergo an "ownership change", our ability to utilize our NOLs and other carryforwards would be limited, and this could have a material effect on our business, financial condition, and results of operations.  The relevant calculations for Section 382 are technical and highly complex.

As of December 31, 2023, the Company does not believe that an “ownership change” has occurred. Subsequent to year-end, the Company issued additional shares of common stock in a private placement offering. The Company has not analyzed whether, as a result, it is deemed to have experienced an “ownership change”; however, if an “ownership change” is deemed to have occurred or occurs in the future, such change may result in the expiration of a portion of the Company's NOLs and other carryforwards before utilization. Any such “ownership change” could have a material adverse effect on our future business, results of operations, financial condition, and the value of our common stock.

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

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).  Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

We previously identified material weaknesses that have since been remediated. We have identified a significant deficiency in our internal control over financial reporting. We have implemented measures designed to address this significant deficiency and will continue to implement measures designed to improve our internal control over financial reporting and disclosure controls and procedures. However, we can offer no assurance that these remediation steps will prevent any future deficiencies in our internal control over financial reporting.  Any failure to maintain adequate internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports, impair our access to the capital markets, cause the price of our common stock to decline and subject us to higher risk of shareholder litigation.

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

Our ability to make scheduled payments on, or to refinance, our current or future debt obligations and to fund working capital, planned expenditures and expansion efforts depends on our ability to achieve profitability or raise additional funds, and on our financial condition and operating performance.  However, our financial condition and operating performance are subject to prevailing economic and competitive conditions and specific financial, business, and other factors beyond our control.  As a result, we cannot ensure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay our debt.  For example, should our cash flows and capital resources be insufficient to fund our debt service obligations, we may face liquidity issues and be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service and other obligations.

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

Our three largest end customers collectively accounted for approximately 45% and 49% of our revenue for 2023 and 2022, respectively.  We often service end customers through our largest distributor, who will ship to and bill directly for product shipments.  The concentration of billings to this distributor as a portion of our total revenues was 81% and 76% for fiscal years 2023 and 2022, respectively.  It is possible that demand for their customers’ products decreases materially.

We depend heavily on third parties.

We partner with a limited number of external suppliers and rely on them to fulfill our customers’ orders.  These third-party suppliers perform complex manufacturing processes, including die processing, packaging, and test, tape and reel.  The semiconductor industry has experienced supply constraints for specific items.

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

Our business could be disrupted by natural disasters, industrial accidents, cybersecurity incidents, telecommunications failures, power or water shortages, extreme weather conditions, public health issues, military actions, acts of terrorism, political or regulatory issues, and other man-made disasters or catastrophic events.

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

Our revenues have been concentrated in a relatively small number of large end-user customers, and we have historically derived a significant percentage of our total product revenues from a few end-user customers.  For fiscal years ended December 31, 2023, and 2022, our five largest end-user customers accounted for approximately 60% and 54% of our total product revenues, respectively.  If one of our large end-user customers ceases or significantly reduces its product orders from us, or if we fail to generate additional product sales with these or similarly significant end-user customers, there could be a material adverse effect on our business, financial condition or results of operations.

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

Relations between the PRC and Taiwan could negatively affect our business and financial status and, therefore, the market value of your investment.

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

Sales to customers located outside the U.S. accounted for approximately 14% of our revenue in 2023.  We expect that revenue from international sales will continue to be a material part of our total revenue.  Any weakness in these economies could decrease demand for products that contain our products, which could materially and adversely affect our business.  The imposition by the U.S. of tariffs on goods imported from the PRC and potentially other countries, countermeasures imposed by the PRC in response, U.S. export restrictions on sales of products to the PRC, and other government actions that restrict or otherwise adversely affect our ability to sell our products to customers in the PRC may have a material impact on our business, including our ability to sell products and to manufacture or source components.

As a company with material sales outside of the U.S., our results may be affected by movements in currency exchange rates as we grow our sales network.  In addition, our exposure may increase or decrease over time as our foreign business levels fluctuate in the countries where we may have sales or operations.  These changes could have a material impact on our financial results.  The functional currency for our current operations and international sales is the U.S. dollar; however, that may expand to other currencies as we grow.

Economic regulation in the PRC and other countries where we sell products could adversely impact our business and the results of operations.

A significant portion of our potential customer base is located in the PRC and other countries outside of the U.S.  For many years, the Chinese economy has experienced periods of rapid growth and wide fluctuations in inflation.  In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including currency controls and measures designed to restrict credit, control prices, or set currency exchange rates.  Such actions in the future, as well as other changes in Chinese or other non-U.S. laws and regulations, including efforts in furtherance of reducing dependence on foreign semiconductor manufacturers, could increase the cost of doing business in other countries, foster the emergence of foreign competitors, decrease the demand for our products in those countries, or reduce the supply of necessary materials for our products, which could have a material adverse effect on our business and results of operations.

Changes in government trade policies, including the imposition of tariffs and export restrictions, have limited and could continue to limit our ability to sell or provide our products and other items to specific end-user customers, which may materially adversely affect our sales and the results of operations.

The U.S. and foreign governments have taken and may continue to take administrative, legislative, or regulatory action that could materially interfere with our ability to export, re-export, and transfer products and other items in certain countries, particularly in the PRC.  For example, the imposition of tariffs has not had a direct, material adverse impact on our business; however, the direct and indirect effects of tariffs and other restrictive trade actions are difficult to measure and are only one part of economic and trade policy.

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

We cannot predict what further actions may ultimately be taken concerning tariffs or other trade measures between the U.S. and the PRC or other countries, what products or entities may be subject to such actions, or what steps may be taken by other countries in response.  The loss of foreign customers or suppliers or the imposition of restrictions on our ability to sell or transfer products to such customers or suppliers due to tariffs, export restrictions, or other U.S. regulatory actions could materially and adversely affect our sales and business and the results of operations.

Our business could  be affected by sanctions and export controls targeting Russia and other responses to Russia’ s invasion of Ukraine.

The Russia-Ukraine conflict may adversely affect Guerrilla RF’s business.  Currently, we do not have any supply chain partners located in Russia or Ukraine.  Nor do we have any pending product sales or product shipments to Russian customers or, to our knowledge, any entities listed on the U.S. Department of the Treasury Office of Foreign Assets Control Sectoral Sanctions Identifications List .  However, the related sanctions and other measures imposed by the European Union, the U.S., and other countries and organizations in response have led and may continue to lead, to disruption and instability in global markets, supply chains, and industries that could negatively impact our business, financial condition, and results of operations.  We have taken steps to ensure our export control processes and controls observe enacted and evolving export sanctions imposed upon Russia, Belarus, and all restricted entities that have been identified by the United States government.  Nevertheless, if we inadvertently make any product sales or shipments to Russian customers or any sanctioned entities, such non-compliance may have a material effect on our financial condition or operations.

Due to the unknown evolution of sanctions and export controls targeting the PRC and its ability to purchase and manufacture certain semiconductor chips, our business could be adversely affected.

On October 7, 2022, the U.S. Department of Commerce’s Bureau of Industry and Security ("BIS") announced a series of regulations – issued as an interim final rule – amending the Export Administration Regulations to enhance export controls on a range of goods, software, and technology and restrict the PRC’s ability to purchase and manufacture advanced computing chips.  The regulations imposed new controls on items relating to advanced computer and semiconductor manufacturing capabilities, broadened end-use restrictions, expanded the scope of foreign-produced items subject to licensing requirements, and added to Entity List prohibitions.  We do not anticipate these regulations will have a material effect on our financial condition or operations.  The production of our high-performance MMICs is not reliant on any manufacturing in the PRC, or, to our knowledge, on any companies that are owned by the PRC or Chinese investors.  In 2023, we received only 5.5% of all our sales from customers located within the PRC.  RF semiconductors, such as what we design and produce, are not currently covered under the BIS restrictions.  We have taken steps to ensure our export control processes and controls observe enacted and evolving export sanctions imposed upon the PRC and all restricted entities that have been identified by the United States government.  Nevertheless, if we inadvertently make any product sales or shipments to any sanctioned entities, such non-compliance may have a material effect on our financial condition or operations.

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

We are also a “smaller reporting company” as defined in the Exchange Act.  We may continue to be a “smaller reporting company” even after we are no longer an emerging growth company.  We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

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

Additional capital may be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as a public company.  To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution.  We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time.  If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales.  Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the paramount importance of cybersecurity in preserving the integrity, confidentiality, and availability of our systems, data, and operations. We are committed to maintaining a comprehensive cybersecurity posture that encompasses proactive risk management, robust defense mechanisms, and continuous monitoring. To this end, we employ a multifaceted approach to cybersecurity, which includes regular assessments of our infrastructure, applications, and processes to identify vulnerabilities and weaknesses. Furthermore, we prioritize ongoing employee education and awareness initiatives to cultivate a culture of security throughout our organization. Our workforce receives regular training on best practices, emerging threats, and incident response procedures to empower them to be active participants in our cybersecurity efforts. Additionally, we enforce strict access controls and data encryption protocols to safeguard sensitive information and mitigate the risk of unauthorized access or data breaches.

While we have implemented extensive measures to fortify our defenses against cyber threats, it is important to acknowledge that the cybersecurity landscape is constantly evolving, with threat actors employing increasingly sophisticated tactics. Despite our best efforts, we cannot guarantee that our systems will be completely immune to cyber attacks. As such, we maintain a proactive stance in monitoring for emerging threats and vulnerabilities, leveraging threat intelligence sources and collaborating with industry partners to stay abreast of evolving risks.

In the event of a cybersecurity incident, we have established incident response protocols designed to facilitate swift and effective remediation efforts. These protocols outline clear escalation procedures, delineate responsibilities among key stakeholders, and emphasize transparency and communication with internal teams, regulatory authorities, and affected parties.

In summary, while we maintain confidence in the effectiveness of our cybersecurity measures, we acknowledge the dynamic nature of the cybersecurity landscape and remain vigilant in our efforts to adapt and respond to emerging threats. Our commitment to cybersecurity extends beyond mere compliance; it is a fundamental aspect of our corporate ethos and a cornerstone of our efforts to safeguard the interests of our shareholders, customers, and stakeholders.

We enlist the support of third-party providers to bolster our cybersecurity risk management. These providers offer ongoing assistance, such as threat monitoring, mitigation strategies, updates on emerging trends and developments, and policy guidance. Additionally, we engage specific providers for targeted assistance, such as security and forensic expertise, as the need arises. Before sharing any sensitive data or integrating with a third-party provider, we conduct a thorough assessment of their security capabilities in alignment with our risk posture and request modifications as deemed necessary.

Cybersecurity Governance

Oversight for cybersecurity risk lies with the Audit Committee.  Periodically the Audit Committee will work with our IT management to provide a full update to the board on continuous improvements made to our monitoring and preventative activities, as well as information on those monitoring activities itself such as attempts of unauthorized access to systems.

Our IT management team is directly responsible for cyber security and maintaining of protection, keeping abreast of latest cyber security issues and concerns, monitoring threats, and the design and updating of policies and procedures along with appropriate education for all company employees.  Our IT staff and management team have been trained on current industry standards and best practices and hold degrees and have experience necessary to have the skills necessary to address such threats.  IT management is also responsible for the appropriate communications regarding threats and breaches should they occur and appropriate shut down and recovery activities and have action plans in place.

As of December 31, 2023, we have not encountered any cybersecurity threats that have had a material impact on our operations, business strategy, financial results, or overall financial health.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Greensboro, NC, where we lease in excess of 50,000 square feet.  We moved into and took possession of our new corporate headquarters building in the first quarter of 2023.  The lease term is 10 years and two months.  We continue to lease our former headquarters building, comprising approximately 10,000 square feet of office space.  The prior headquarters building lease agreement expires in June 2024 subject to a right to early termination upon payment of an early termination fee.

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

As of March 4, 2024, we had approximately 179 stockholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table presents information as of December 31, 2023 with respect to compensation plans under which shares of our common stock may be issued.

Number of
securities
remaining
available for
	Number of		future issuance
	securities		under equity
	to be issued	Weighted	compensation
	upon exercise of	average exercise	plans (excluding
	outstanding	price of	securities
	securities	outstanding	reflected in
Plan Category	(#)	options ($)	column(a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,027,959	7.67	31,353	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,027,959	7.67	31,353

(1)	The 2014 Long Term Stock Incentive Plan (the “2014 Plan”) and the 2021 Equity Incentive Plan (the “2021 Plan”).

(2)

As of December 31, 2023, a total of 492,143 shares of our common stock are reserved for issuance pursuant to outstanding stock options under the 2014 Plan.  No additional awards may be granted under our 2014 Plan.  As of December 31, 2023, we have reserved 567,169 shares of common stock under our 2021 Plan, plus any shares of common stock reserved for issuance pursuant to stock options awarded under the 2014 Plan that expire or become unexercisable, i.e., such shares will generally become available for future awards under our 2021 Plan.  In addition, the number of shares reserved for issuance under our 2021 Plan increased automatically by 5% of issued and outstanding shares of common stock on January 1, 2024 to 961,829 and will continue to automatically increase annually on January 1 through January 1, 2030 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of common stock as of the immediately preceding December 31, or such number as is determined by our Board of Directors.

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

FISCAL 2023 FINANCIAL HIGHLIGHTS

● Revenue for fiscal year 2023 increased 30.0% as compared to fiscal year 2022.  Revenue gains came from the acquisition of new customers, the release and ramp of new product programs and through gain of market share in automotive, wireless infrastructure, and catalog. Within catalog, wireless audio and SatCom drove revenue increases. Our automotive products experienced significant order volume increase from our OEM customer including a new direct EV automotive customer, as well as growth from our customers who are major electronics suppliers to automotive OEM’s automotive component suppliers.

● Gross profit for fiscal year 2023 was 57.1% of revenues as compared to 58.3% for fiscal year 2022.  Although the Company has continued to experience supply chain price increases, we have been able to mitigate the effect of these increases by increasing the prices we charge our customers related to the raw materials and assembly/test cost increases we experienced.  Product contribution margins remained relatively flat,  decreasing from 71.5% in 2022 to 70.5% in 2023.  Product contribution margins were partially offset by higher overhead costs, on a comparative period basis, which increased due to headcount additions in our Quality group, as well as increased facility costs.

● Operating loss was $12.9 million for 2023 as compared to $11.1 million for 2022. This increase in operating loss was due to higher operating expenses primarily in our engineering and research and development areas rising $2.2 million or 27%.  Sales and marketing expenses also increased, rising $1.0 million to $5.7 million or 18%.  Administration costs experienced a small increase of $0.4 million or 8%.

●  Net loss per share was $2.25 and $2.17 for fiscal year 2023 and 2022 , respectively.

● Purchases of property, plant and equipment were $0.1 million for fiscal year 2023 and $0.5 million for the fiscal year 2022.  The majority of capital expenditures for 2023 are related to capital additions for the Company's laboratory equipment and related facilities.

Ongoing Funding of Operations

As a relatively young company in its early stages of market penetration and customer acquisition, we have historically sought funding to support our operations and our research and development efforts, in furtherance of new product introductions, market share increases, and participation in new markets.  On March 28, 2024, we completed a private placement offering of approximately $5 million, raising net cash proceeds of approximately $3 million, after deduction of expenses and the conversion of existing debt.  We project these funds will be adequate to fund the business for the rest of this fiscal year and beyond.  However, we may seek additional funding from capital and debt markets to support new product develop efforts, take advantage of business opportunities, and expand our sales and marketing capabilities and reach.

New Headquarters

In the first quarter of 2023, we moved into a new headquarters building in Greensboro, NC to support our growing employee base and research and development and customer support laboratory space requirements.  The new facility incorporates over 50,000 square feet of office and clean laboratory space, and replaced our former headquarters (also in Greensboro) of approximately 10,000 square feet of space.

Distributor and Sales Networks

We work with global distributors and sales representatives to promote and expand our sales force.  Guerrilla RF leverages these ongoing business partnerships for long-term sales and market strategies.  In 2022, we expanded our sales representative network in North America, Korea, Japan, and China.  Currently, we work with three large electronic component distributors and over 19 sales representative organizations worldwide.

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

	Year Ended December 31,
	2023	2022
Key Metrics
Number of products released	12	18
Number of total products	131	119
Number of products with lifetime revenue exceeding $100 thousand	62	52
Product backlog	$5.96 million	$4.50 million

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

We plan to focus on and grow the sales volume of new and existing products with the highest gross margin.  We intend to continue investing additional resources in our engineering and design capabilities, which drive our research and development efforts and, in turn, drive additional revenue streams and enable us to improve our gross margin over time.  The level and timing of investment in these areas could affect our direct product costs in the future.

Operating Expenses

Operating expenses consist primarily of research and development expenses, sales and marketing expenses, and employee compensation costs for operations management, finance, accounting, information technology, compliance, and human resources personnel.  In addition, general and administrative expenses include non-personnel costs, such as facilities, legal, accounting, and other professional fees, and other supporting corporate expenses not allocated to other departments.  We expect our general and administrative expenses will decrease in the near term as the Company continues to focus on expense reduction.  Over the longer term we expect general and administrative expenses to grow in absolute dollars as our business grows, but we expect general and administrative expenses to decrease as a percentage of revenues in the coming years.

Research and development expenses consist of costs for the design, development, testing, and enhancement of our products and are generally expensed as incurred.  These costs consist primarily of personnel costs, including salaries, benefits, bonuses, and share-based compensation for our product development personnel.  Research and development expenses also include training costs, product management, third-party partner fees, and third-party consulting fees.  We expect our research and development expenses to increase in absolute dollars as our business grows, but as a percentage of revenues, R&D expenses are expected to decrease.

Sales and marketing expenses consist primarily of employee compensation costs related to sales and marketing, including salaries, benefits, bonuses, and share-based compensation, costs of general marketing activities and promotional activities, travel-related expenses, and allocated overhead.  Sales and marketing expenses also include costs for advertising and other marketing activities.  Advertising is expensed as incurred.  As we expand our sales and marketing efforts, we expect our sales and marketing expenses will increase moderately in absolute dollars, but as a percentage of revenues, sales and marketing expenses are expected to decrease.

Administrative expenses consist primarily of employee compensation costs related to executive management of the Company, financial management, human resources and information technology.  In addition, administrative expenses include business and liability insurance, audit and legal fees as well as consulting and advising.  Currently the Company is focused on limiting the growth of administrative expenses and expect such expenses to decline moderately in the coming year.

Interest Expense

Interest expense consists primarily of the interest incurred on our debt obligations, our factoring arrangement expenses, the non-cash interest expense associated with the amortization of warrants issued to certain of our equityholders and debtholders that have a contingent beneficial conversion feature related to certain convertible notes payable, and lease expense related to our capital leases.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities is fully attributable to the call and put options features of the convertible notes for the year ended December 31, 2023. There was no change in fair value derivative liability in 2022.

Other Income (Expenses)

Other income (expense) for the years ended December 31, 2022 and 2023 was immaterial in each period (no more than $31 thousand). Included in other income (expense) were small transactions related to foreign currency transactions and lease/debt closing type transactions.

The following table summarizes the results of our operations for the periods presented:

	Year Ended December 31,
	2023	2022
Revenues	$15,078,316	$11,600,904
Direct product costs	6,473,477	4,835,632
Gross profit	8,604,839	6,765,272
Operating expenses:
Research and development	10,282,635	8,114,377
Sales and marketing	5,677,141	4,634,012
General and administrative	5,569,654	5,138,410
Total operating expenses	21,529,430	17,886,799
Operating loss	(12,924,591)	(11,121,527)
Other income (expenses):
Interest expense	(2,904,454)	(874,713)
Change in fair value of derivative liabilities	(142,200)	—
Other income (expenses)	4,951	(30,526)
Total other income (expenses), net	(3,041,703)	(905,239)
Net loss	$(15,966,294)	$(12,026,766)

Comparison for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenues	$15,078,316	$11,600,904	3,477,412	30%

Revenues increased $3.5 million to $15.1 million for the year ended December 31, 2023, as compared to $11.6 million for the year ended December 31, 2022.  The increase in revenue was driven by the growth of product sales primarily in automotive. Overall, the number of products and customers continues to expand each year, driving revenue increases as we execute on our sales strategy in order to positively impact revenue through the expansion of our product choices to customers as well as the acquisition of new customers through marketing and sales activities.  Royalty and non-recurring revenue have become less important to our revenue plans and have declined from 2022 levels, down 62%, to $0.4 million for 2023 compared to $1.0 million for 2022.

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue.  Using this definition, Guerrilla RF had one major customer, Richardson RFPD, Inc. ("RFPD"), during the years ended December 31, 2023, and December 31, 2022.  RFPD, a large product distributor serving numerous end customers, generated 81% of product shipment revenue for the years ended December 31, 2023 and 2022.

Our existing product sales increased from $7.1 million for the year ended December 31, 2022 to $11.2 million for the year ended December 31, 2023, or 56%.  We continued to develop and sell new products into our markets, and new product sales grew from $3.4 million for the year ended December 31, 2022 to $3.6 million for the year ended December 31, 2023, or 6%.

International shipments amounted to $2.3 million (approximately 16% of product revenue) and $1.9 million (approximately 22% of product revenue) for the years ended December 31, 2023, and December 31, 2022, respectively.

Direct Product Costs and Gross Profit

	Year Ended December 31,
	2023	2022	$ Change	% Change
Direct product costs	$6,473,477	$4,835,632	1,637,845	34%
Gross profit	$8,604,839	$6,765,272	1,839,567	27%

Direct product costs increased $1.6 million to $6.5 million for the year ended December 31, 2023, compared to $4.8 million for the year ended December 31, 2022.  The 34% increase in direct product costs was driven by a product sales volume increase of 39% (excluding royalty and non-recurring revenue).  This increase was also impacted to a lesser extent by increased fixed overhead costs (Quality staffing and related costs).  Year-over-year gross profit increase was due to a sales volume increase of 39% partially offset by reduced product contribution margins from product mix changes from 2022 to 2023.

Research and Development Expenses

	Year Ended December 31,
	2023	2022	$ Change	% Change
Research and development	$10,282,635	$8,114,377	2,168,258	27%

Research and development expenses increased $2.2 million to $10.3 million for the year ended December 31, 2023, compared to $8.1 million for the year ended December 31, 2022.  The increase was attributable to $0.6 million of employee additions in our engineering department, and $1.6 million of facilities and information technology costs including prototype material, software and laboratory costs.

Sales and Marketing Expenses

	Year Ended December 31,
	2023	2022	$ Change	% Change
Sales and marketing	$5,677,141	$4,634,012	1,043,129	23%

Sales and marketing expenses increased $1.0 million to $5.7 million for the year ended December 31, 2023, compared to $4.6 million for the year ended December 31, 2022.  The 23% increase year over year was driven by employee additions in customer support and inside sales of $0.4 million, facilities and information technology costs of $0.5 million and $0.1 million of sales and marketing related expenses.

General and Administrative Expenses

	Year Ended December 31,
	2023	2022	$ Change	% Change
General and administrative expenses	$5,569,654	$5,138,410	431,244	8%

General and administrative expenses increased $0.4 million to $5.6 million for the year ended December 31, 2023, compared to $5.1 million for the year ended December 31, 2022.  The increase was primarily related to increases in wages and benefits of $0.2 million, $0.1 million of legal and professional fees, and $0.1 million related to general expenses. The increase in wages, benefits, and professional fees was driven by headcount additions within our information technology and accounting departments, and expenses related to being a public company.

Other Income (Expenses)

	Year Ended December 31,
	2023	2022	$ Change	% Change
Interest expense	$(2,904,454)	$(874,713)	$(2,029,741)	232%
Change in fair value of derivative liabilities	$(142,200)	$—	$(142,200)	0%
Other income (loss)	$4,951	$(30,526)	$35,477	(116)%
Total other income (expenses), net	$(3,041,703)	$(905,239)	$(2,136,464)	236%

Interest expense increased approximately $2.0 million to $2.9 million for the year ended December 31, 2023, compared to $0.9 million for the year ended December 31, 2022.  The increase was attributable to greater utilization of two loan facilities Guerrilla RF entered into in 2022, one of which was extended in the third quarter of 2023.  The first is an asset-based loan with a total available draw of up to $3.0 million secured by inventory and accounts receivables.  The second is a $12.0 million commercial line of credit which was fully drawn as of December 31, 2023.  In addition, we have entered into a number of smaller notes secured by equipment and facility improvements as well as unsecured convertible promissory notes.

During the year ended December 31, 2023, we recognized a change in fair value related to embedded derivatives.

Other income and expense was insignificant in 2022 and 2023.

Liquidity and Capital Resources

Our primary source of liquidity has been cash raised from private placements and debt financing.  As of December 31, 2023, we had cash resources of $0.8 million.  We also have two loan facilities, one of which is for up to $3.0 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our consolidated financial statements), and the other of which is for up to $12.0 million with a different lender (referred to as the Salem Loan Facility, also described in Note 5 to our consolidated financial statements).  As of December 31, 2023, we had drawn down $1.2 million under the Spectrum Loan Facility and $12.0 million under the Salem Loan Facility.  Subsequent to our year end close on March 28, 2024 we raised approximately $3 million net in a private placement offering to support our current and future liquidity needs.  The Company believes that its existing cash and cash equivalents following this raise will provide sufficient resources to support operations through the rest of this fiscal year and beyond. However, we may seek additional funding opportunities if management believes such funds can be successfully invested in business opportunities for the company.

As described in Note 1 to our consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at December 31, 2023 of $43.0 million.  We expect losses and negative cash flows to continue in the near term, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our Company grows.  We plan to continue to invest in the implementation of our long-term strategic plan and we anticipate that we will continue to narrow cash burn from historical levels so that cash reserves will provide the necessary working capital to conclude the company is a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented.

Cash (used in) provided by:

	Year Ended December 31,
	2023	2022

Operating activities	$(13,454,990)	$(9,248,403)
Investing activities	(101,714)	(549,850)
Financing activities	9,997,615	8,824,675
Net decrease in cash	$(3,559,089)	$(973,578)

Operating Activities

Cash used in operating activities was $13.4 million and $9.2 million for the years ended December 31, 2023 and 2022, respectively.  Cash used in operating activities for the year ended December 31, 2023 principally resulted from our net loss of $16.0 million, with uses offset by non-cash depreciation and amortization of $1.6 million, non-cash interest expense related to debt refinancing of $0.4 million, accretion of notes payable of $1.2 million as well as $1.3 million in share-based compensation.  There was also $1.0 million provided from the decrease of prepaid expenses, an increase of accounts receivable of $1.0 million, and a decrease in operating lease expense of $0.1 million.   In addition, there was a $2.2 million decrease in accounts payable and accrued expenses and a $0.1 million decrease in inventory.

Cash used in operating activities for the year ended December 31, 2022, principally resulted from our net loss of $12.0 million.  Moderate decreases in our accounts receivable and a moderate increase in inventories along with a $0.9 million decrease in prepaid expenses and an increase of $0.8 million in accounts payable and accrued expenses in total had an overall positive impact on cash used in operations. Depreciation and amortization of $1.4 million and share-based compensation of $0.6 million additionally positively impacted net cash used in operating activities.

Investing Activities

Cash used in investing activities was $0.1 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.   Cash used in investing activities resulted from capital expenditures on property and equipment for all periods presented.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2023, of $10.0 million was principally attributable to $6.1 million in net proceeds from two debt transactions noted above as well as total net proceeds from equity financing of $5.4 million.  Principal payments on capital leases reduced total cash provided by financing by $1.0 million.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2023.  As mentioned above associated with the move of our business headquarters in the first quarter of 2023, the Company anticipates at least another $0.7 million of excess construction costs and related interest and deferral fees for which it will be responsible, and they will become due in the first half of 2023.  We anticipate an annual lease expense of approximately $1.1 million over the 10-year and two-month term of the building lease.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$740,340	$740,340	$—	$—	$—
Long-term debt	698,600	—	466,756	231,844	—
Short-term debt	13,356,429	13,356,429	—	—	—
Operating lease obligations	6,922,477	745,969	1,074,223	1,186,858	3,915,427
Finance lease obligations	2,572,522	978,543	1,391,939	191,482	10,558
Total	$24,290,368	$15,821,281	$2,932,918	$1,610,184	$3,925,985

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Other than as described under Note 2 to our audited consolidated financial statements, the Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission on March 3, 2023, have not materially changed.

We believe that the accounting policies described below involve a greater degree of judgment and complexity.  Accordingly, these are the policies we think are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Liquidity and Going Concern

We have fully drawn down all available funds under the Salem Loan Facility ($12.0 million).  We continue to utilize to our fullest ability our asset based line with Spectrum, which we refer to as the Spectrum Loan Facility.  Subsequent to December 31, 2023, on March 28, 2024 we completed a  private placement offering of approximately $5 million, raising net cash proceeds of approximately $3 million, after deduction of expenses and the conversion of existing debt to further support our current and future liquidity needs.  In addition, on March 28, 2024 Salem extended the maturity date of the Salem Loan Facility from April 30, 2024 to January 31, 2026.

Our recurring operating losses and operating plans have in the past raised substantial doubt about our ability to continue as a going concern for the next 12 months.  With the completion of the private placement and the extension of debt terms with Salem in Q1 of 2024, combined with our projections for narrowing losses over the coming 12 months we believe that our liquidity has improved significantly. However, we recognize that our projections are subject to a number of risks, many of which are outside of our control.  As a result, there remains uncertainty as to whether we have sufficient cash and cash equivalents to fund the business over the next 12 months.  If not, we will require to seek additional funding, which may not be available at rates acceptable to us, or at all.  This potential requirement for additional funding raises substantial doubt about our ability to continue as a going concern.  Our independent registered public accounting firm issued their audit report on our consolidated financial statements for the years ended December 31, 2023 and 2022, which included an explanatory paragraph as to our ability to continue as a going concern.

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

The estimated fair value of each grant and modification of stock options awarded during fiscal 2023 and fiscal 2022 was determined using the following methods and assumptions:

●	Estimated fair value of common stock. Beginning mid 2022, as trading volume increased, the Company started using the market trading value.
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

The Option Price Method, or OPM, treats common stock as call options on a company’s enterprise value, with exercise prices based on the liquidation preferences of the preferred stock.  The OPM uses the Black-Scholes option-pricing model to determine the price of the call option.  The OPM is appropriate to use when the range of possible future outcomes is so difficult to predict that forecasts would be highly speculative.

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

To the Shareholders and Audit Committee of Guerrilla RF, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Guerrilla RF, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ FORVIS LLP

We have served as the Company’s auditor since 2021.

Raleigh, NC

March 29, 2024

Guerrilla RF, Inc.

Consolidated Balance Sheets

December 31, 2023 and 2022

	December 31, 2023	December 31, 2022

Assets
Cash	$781,318	$4,340,407
Accounts receivable, net	2,079,111	1,124,971
Inventories, net	1,533,592	1,672,925
Prepaid expenses	458,313	643,401
Total Current Assets	4,852,334	7,781,704

Prepaid expenses and other	-	3,574,746
Operating lease right-of-use assets	10,500,620	209,669
Property, plant, and equipment, net	3,659,084	5,098,097
Total Assets	$19,012,038	$16,664,216

Liabilities and Stockholders' Equity (Deficit)
Accounts payable and accrued expenses	$2,099,537	$4,426,477
Short-term debt	1,628,667	959,803
Derivative liabilities	158,000	-
Operating lease liability, current portion	745,969	139,794
Finance lease liability, current portion	978,543	1,078,506
Convertible notes	78,905	-
Convertible notes - related parties	700,189	-
Notes payable, current portion, net	10,948,668	-
Total Current Liabilities	17,338,478	6,604,580

Long-term debt	698,600	44,279
Operating lease liability	6,176,508	71,714
Finance lease liability	1,593,979	2,984,618
Notes payable	-	4,604,132
Total Liabilities	25,807,565	14,309,323

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 7,893,205 and 6,211,206 shares issued and outstanding as of December 31, 2023 and 2022, respectively	789	621
Additional paid-in capital	36,243,146	29,427,440
Accumulated deficit	(43,039,462)	(27,073,168)
Total Stockholders' Equity (Deficit)	(6,795,527)	2,354,893
Total Liabilities and Stockholders' Equity (Deficit)	$19,012,038	$16,664,216

Guerrilla RF, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Product	$14,683,492	$10,558,570
Royalties and non-recurring engineering	394,824	1,042,334
Total	15,078,316	11,600,904

Direct product costs	6,473,477	4,835,632

Gross Profit	8,604,839	6,765,272

Operating Expenses:
Research and development	10,282,635	8,114,377
Sales and marketing	5,677,141	4,634,012
General and administrative	5,569,654	5,138,410
Total Operating Expenses	21,529,430	17,886,799

Operating Loss	(12,924,591)	(11,121,527)

Interest expense	(2,904,454)	(874,713)
Change in fair value of derivative liabilities	(142,200)	-
Other income (expense)	4,951	(30,526)
Total Other Expenses, net	(3,041,703)	(905,239)
Net Loss	$(15,966,294)	$(12,026,766)

Net loss per share - basic and diluted	$(2.25)	$(2.17)

Weighted average common shares outstanding - basic and diluted	7,105,880	5,550,373

Guerrilla RF, Inc.

Consolidated Statements of Change in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2023 and 2022

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
December 31, 2021	$-	$554	23,961,473	$(15,046,402)	$8,915,625
Net loss	-	-	-	(12,026,766)	(12,026,766)
Stock options exercised	-	-	5,232	-	5,232
Conversion of promissory notes to common stock	-	-	52,000	-	52,000
Equity financing, net of issuance costs	-	67	4,765,165	-	4,765,232
Share-based compensation	-	-	643,570	-	643,570
December 31, 2022	-	621	29,427,440	(27,073,168)	2,354,893
Net loss	-	-	-	(15,966,294)	(15,966,294)
Net settled RSUs	-	-	(4,320)	-	(4,320)
Shares issued for prepaid services	-	1	99,999	-	100,000
Equity financing, net of issuance costs	-	160	5,440,498	-	5,440,658
Share-based compensation	-	7	1,279,529	-	1,279,536
December 31, 2023	$-	$789	$36,243,146	$(43,039,462)	$(6,795,527)

Guerrilla RF, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(15,966,294)	$(12,026,766)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,592,567	1,357,571
Share-based compensation	1,279,536	643,570
Non-cash interest expense related to debt financing	407,710	39,568
Accretion of notes payables	1,130,731	48,070
Impairment on property plant and equipment and operating lease	115,438	-
Change in fair value of derivative liabilities	142,200	-
Inventory allowance	9,661	-

Changes in assets and liabilities:
Accounts receivable	(954,140)	542,035
Inventories	129,672	(233,911)
Prepaid expenses	1,125,369	862,375
Accounts payable and accrued expenses	(2,366,260)	722,380
Operating lease liability	(101,180)	(1,203,295)
Net cash used in operating activities	(13,454,990)	(9,248,403)

Cash flows from investing activities
Purchases of property, plant, and equipment	(101,714)	(549,850)
Net cash used in investing activities	(101,714)	(549,850)

Cash flows from financing activities
Proceeds from notes payable, derivative liabilities and factoring agreement	16,759,886	9,070,726
Proceeds from equity financing, net	5,440,658	4,765,232
Proceeds from exercise of stock options	-	5,232
Principal payments of notes payable and recourse factoring agreement	(10,590,115)	(3,977,778)
Principal payments on finance lease	(1,043,149)	(985,622)
Repayments of finance insurance premiums	(569,665)	(53,115)
Net cash provided by financing activities	9,997,615	8,824,675

Net decrease in cash	(3,559,089)	(973,578)

Cash, beginning of period	4,340,407	5,313,985
Cash, end of period	$781,318	$4,340,407

Noncash investing and financing transactions:
Modification on operating and finance leases	$806,617	$-
Shares issued for prepaid services	$100,000	$-
Property and equipment financed through finance leases	$271,725	$4,745,311
Property and equipment additions included in accounts payable	$35,000	$15,873
Financing of property and equipment	$483,787	$-
Financing of insurance premiums and software	$470,860	$382,843
Financing of mask set and wafer	$369,421	$-
Right-of use assets obtained through operating lease	$7,837,471	$327,400
Conversion of promissory notes to common stock	$-	$52,000
Other long term asset additions included in accounts payable	$-	$2,369,612

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

1. Organization and Nature of Business

Guerrilla RF, Inc. (formerly known as Laffin Acquisition Corp., the “Company”) was incorporated in the State of Delaware on November 9, 2020.  On October 22, 2021, the Company's wholly-owned subsidiary, Guerrilla RF Acquisition Corp., a corporation formed in the State of Delaware on October 20, 2021 (“Acquisition Sub”) and privately held Guerrilla RF Operating Corporation (formerly known as Guerrilla RF, Inc.) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”).  Pursuant to the terms of the Merger Agreement, on October 22, 2021 (the “Closing Date”), Acquisition Sub merged with and into Guerrilla RF Operating Corporation with Guerrilla RF Operating Corporation continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”).  On May 30, 2023, Guerrilla RF Operating Corporation was merged with and into Guerrilla RF, Inc.

Prior to the Merger, Laffin Acquisition Corp. was a “shell” company registered under the Exchange Act, with no specific business plan or purpose until it began operating the business of Guerrilla RF Operating Corporation following the closing of the Merger.

All references in these Consolidated Financial Statements to “Guerrilla RF” refer to: (i) for periods prior to May 30, 2023, Guerrilla RF Operating Corporation; and (ii) for subsequent periods, Guerrilla RF, Inc.  Unless otherwise stated or the context otherwise indicates, references to the “Company”, “we”, “our”, “us” or similar terms refer to Guerrilla RF, Inc. together with Guerrilla RF Operating Corporation.

Guerrilla RF designs and manufactures high‐performance Monolithic Microwave Integrated Circuits (MMICs) for the wireless infrastructure market.  Guerrilla RF primarily focuses on researching and developing its existing products and building an infrastructure to handle a global distribution network; therefore, it has incurred significant start‐up losses.

Liquidity and Going Concern

In accordance with Financial Accounting Standards  Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.  The accompanying consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  The Company has historically financed its activities through a combination of commercial loans and the proceeds of debt and equity issuances.  The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company has incurred substantial negative cash flows from operations in nearly every fiscal period since inception.  For the year ended December 31, 2023, the Company incurred a net loss of $16.0 million and used $13.4 million in cash to fund operations.  As a result, the Company had an accumulated deficit of $43.0 million as of December 31, 2023.  The Company's cash as of December 31, 2023 was $0.8 million.  We expect losses and negative cash flows to continue in the near term, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our Company grows.  We plan to continue to invest in the implementation of our long-term strategic plan and we anticipate that we will require additional funding in fiscal 2024.  There is no assurance that appropriate funding will be available on terms, which are acceptable to us, or at all.  This requirement for additional funding raises substantial doubt about our ability to continue as a going concern.

Our primary source of liquidity has been from cash raised from private placements and debt financing.  We also have two loan facilities, one of which is for up to $3.0 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our consolidated financial statements), and the other for $12.0 million with a different lender (referred to as the Salem Loan Facility, also described in Note 5 to our consolidated financial statements).  As of December 31, 2023, we had drawn down $1.2 million under the Spectrum Loan Facility and the full $12.0 million under the Salem Loan Facility.  On March 28, 2024 we completed a private placement offering of approximately $5 million, raising net cash proceeds of approximately $3 million, after deduction of expenses and the conversion of existing debt.  In addition, Salem extended the maturity date of the Salem Loan Facility from  April 30, 2024 to January 31, 2026. As a result, the Company believes that its existing cash and cash equivalents will provide sufficient resources to support operations for the rest of this fiscal year and beyond.  Nevertheless, with the variability of results each quarter and other risks associated with its business, the Company recognizes that liquidity could become an issue and recognizes that it may require additional funding at some time in the next 12 months.  The Company may also require additional funds to respond to business challenges, including developing new solutions or enhancing existing solutions, enhancing our operating infrastructure, expanding our sales and marketing capabilities, and acquiring complementary businesses, technologies, or assets.  The Company recognizes that it may be unable to secure additional funding sources at rates and terms acceptable or at all, and as a result there is substantial doubt about our ability to continue as a going concern.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and with the rules and regulations for reporting the Annual Report on Form 10-K ("Form 10-K"), and are presented in U.S. dollars.  Accordingly, they do not include all of the information and notes required by GAAP for annual consolidated financial statements.  Any reference in these Notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Guerrilla RF Operating Corporation that was merged with and into the Company in May 2023.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period. In addition, the Company’s significant estimates and judgments involve the valuation of share-based compensation and the evaluation of equity financing, including the underlying fair value of the common stock. Accordingly, actual results could differ from those estimates.

Reclassifications

Certain prior period income statement and balance sheets amounts have been reclassified to conform to the Company's fiscal 2023 presentation. The reclassifications have no impact on the Company's previously reported net loss.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at  December 31, 2023 and 2022 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.  The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC).  To date, the Company has not experienced any losses on its cash deposits.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

The Company’s accounts receivable are derived from revenue earned from customers located in and outside of the U.S. Major customers are defined as those generating revenue in excess of 10% of the Company’s annual product shipment revenue. The Company had one major customer during the years ended December 31, 2023 and 2022. Revenues from the major customer accounted for 81% of product shipment revenue for both the years ended December 31, 2023 and 2022.  Accounts receivable from our major customer represented 71% of accounts receivable at December 31, 2023, and 76% of accounts receivable at December 31, 2022.

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

On  June 1, 2022,  the Company established a new loan facility (the Spectrum Loan Facility) with Spectrum.  The Spectrum Loan Facility provides for advance payments up to $3.0 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of December 31, 2023, there were $1.2 million of advances under the Spectrum Loan Facility.  At December 31, 2023, $0.2 million of excess collateral was due from Spectrum, which is included in accounts receivable on the consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The recoverability of assets held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less costs to sell. The Company evaluated its long-lived assets for impairment in the year ended December 31, 2023, and determined IT equipment and leasehold improvements were impaired and recorded an asset impairment expense.  See Note 4 for further information.

Deferred Offering Costs

The Company will capitalize legal, professional, accounting, and other third-party fees directly associated with common equity financings as deferred offering costs on the balance sheet as a non-current asset until the transaction is complete.  The Company will recognize such previously deferred offering costs and any additional incurred offering costs in connection with such transaction, as a reduction of additional paid in capital.  Transaction costs consisting of legal, accounting, financial advisory, and other professional fees incurred as part of the Merger mentioned in Note 1, and the private placements mentioned in Note 6 were offset against the total proceeds from the Merger and private placements in the accompanying consolidated financial statements for both the years ended December 31, 2023 and 2022.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

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

During the years ended  December 31, 2023 and 2022, the Company had $250 thousand of revenue from contracts with customers to be recognized over time as the services are delivered to the customer.  Certain nonrecurring engineering service revenues are recognized over time as the services are delivered to the customer.  During the year ended  December 31, 2023, the Company recognized $0 of revenue that was deferred as of December 31, 2022.  As of December 31, 2023 and 2022, the Company did not have any contract liabilities where performance obligations have not yet been satisfied.  During the years ended December 31, 2023 and 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The costs incurred by the Company for shipping and handling are classified as direct product costs in the consolidated statements of operations. Any incidental items that are immaterial in the context of a sale to a customer are recognized as expense.

Direct Product Costs

The Company’s direct product costs consist primarily of salaries and related expenses, overhead, third-party services vendors, shipping and handling, and depreciation expense related to the equipment and information technology costs incurred directly in the Company’s revenue-generating activities.

Share-Based Compensation

The Company measures and recognizes compensation expense for all stock options, shares of stock, and restricted stock units ("RSU") awarded to employees and nonemployees based on the estimated fair market value of the award on the grant date.  The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards.  The Company estimates the fair value of shares of stock and RSUs awarded based upon the known fair market value of the underlying shares on the grant date.  The Company recognizes compensation expense on a straight-line basis over the applicable vesting period.  In addition, the Company accounts for forfeitures of awards as they occur.

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

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses for the years ended  December 31, 2023 and 2022 were $19,961 and $39,219, respectively.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

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

FASB ASC Subtopic 740 10, Accounting for Uncertainty of Income Taxes, (“ASC 740 10”) defines the criterion upon which an individual tax position must meet for any part of the benefit of the tax position to be recognized in consolidated financial statements prepared in conformity with GAAP. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the consolidated financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. In accordance with the disclosure requirements of ASC 740 10, the Company’s policy on the statements of operations classification of interest and penalties related to income tax obligations is to include such items as part of total income tax expense.

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

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants, which would result in the issuance of incremental common stock. In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations because a net loss existed for the years ended December 31, 2023 and 2022. As such, all RSUs, warrants, and options were excluded from the calculation of net loss per share for the years ended December 31, 2023 and 2022.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Year Ended December 31,
	2023	2022
Common stock warrants	824,416	475,850
Restricted stock units	454,566	145,668
Stock options	570,748	601,220
	1,849,730	1,222,738

The table above excludes convertible notes that are contingently convertible upon future events that have not occurred.  See Note 5 – Debt – Convertible Notes for terms of conversion of the convertible notes.

Reverse Stock Split

As disclosed in Note 6, the Company’s board of directors approved a reverse split of shares of the Company’s common stock on a six-for- one basis, which was effective as of 12:01 a.m. Eastern Time on April 17, 2023 (the “Effective Time”).  As a result of the reverse stock split, at the Effective Time, every six shares of the issued and outstanding common stock were automatically converted into one share of common stock, but without any change in the par value per share.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number.  The number of authorized shares of common stock remained unchanged at 300,000,000 shares.   Proportionate adjustments were made to the per share exercise price and the number of shares of common stock issuable upon the exercise of all outstanding stock options and warrants granted by the Company.  The number of shares of common stock deliverable upon vesting of RSUs were similarly adjusted.  Concurrently, the number of shares of common stock reserved for future issuance under the Company’s 2014 and 2021 Equity Incentive Plans immediately prior to the Effective Time were reduced proportionately.  Unless otherwise stated, all share-based information in the Annual Report on Form 10-K and the accompanying consolidated financial statements are presented on a  post-split basis.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected.  This standard is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted.  The Company adopted ASU 2016-13 effective January 1, 2023.  Its adoption did not have a material impact on the Company’s consolidated financial statements.

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

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.  This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services.  These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023.  The Company adopted this accounting guidance effective January 1, 2023.  It did not have a material impact on its consolidated financial statements.

The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on its consolidated financial statements.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

3. Inventories

Inventories are summarized as follows:

	2023	2022
Raw materials	$488,548	$696,409
Work-in-process	132,511	44,037
Finished goods	922,194	932,479
Inventory allowance	(9,661)	-
Inventory, net	$1,533,592	$1,672,925

As of December 31, 2023, there was an inventory allowance of $9,661 made up of potential scrap and obsolete inventory.

4. Property and Equipment

Property and equipment is summarized as follows:

	2023	2022
Production assets	$1,927,958	$1,849,808
Computer equipment and software	937,957	809,038
Lab equipment	3,588,560	3,965,189
Office furniture and fixtures	1,328,570	1,044,858
Leasehold improvements	228,143	123,109
Construction work in progress	-	207,027
	8,011,188	7,999,029
Less accumulated depreciation	(4,352,104)	(2,900,932)
	$3,659,084	$5,098,097

Depreciation expense was $1,592,567 and $1,357,571 for the years ended December 31, 2023 and 2022, respectively.

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

In fiscal 2023, the Company concluded the undiscounted future cash flows associated with certain of its long-lived assets, specifically leasehold improvements for the old headquarters and cameras used for the security equipment at the new headquarters and design center, indicated the carrying amount of those cameras is not recoverable.  As a result, the Company reviewed the long-lived assets for impairment and recorded a $20 thousand impairment charge, which is included in General And administrative expenses on the consolidated statements of operations.  The impairment was measured under an income approach utilizing forecasted discounted cash flows to determine fair values of the impairment assets.  The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value Measurement.

At  December 31, 2023, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

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

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

As stated previously, the Company factored the accounts receivable on a recourse basis.  Therefore, if the Factor could not collect the factored accounts receivable, the Company had to refund the Advance Amount remitted to it for any uncollected accounts receivable.  Accordingly, the Company recorded the liability of having to refund the Advance Amount as short-term debt when the factoring arrangement was utilized.  The Company terminated the factoring arrangement as of  June 1, 2022.  As of December 31, 2023, and 2022 there were no advances or other liabilities outstanding under the factoring arrangement.

Spectrum Loan Facility

On June 1, 2022 (the "Spectrum Effective Date"), the Company entered into the Spectrum Loan Facility with Spectrum. Pursuant to the terms of the General Credit and Security Agreement (the "Credit Agreement"), the Company  may borrow monies to purchase eligible equipment in an amount equal to the lesser of (i) 75% of the cost of such eligible equipment and (ii) $500,000; provided that this maximum eligibility will automatically be reduced by 1/48th each month during the term of the facility. The Credit Agreement also allows for additional borrowing in an amount equal to the lesser of (i) 50% of the net amount of eligible inventory (as defined in the Credit Agreement), (ii) $350,000, and (iii) 50% of the purchased accounts receivable outstanding under the related Assignment of Accounts and Security Agreement (the “AR Agreement”).

Under the terms of the AR Agreement, Spectrum has agreed to advance funds equal to approximately 85% of eligible accounts receivable that are collected by Spectrum under a “lock box” arrangement.  The maximum amount that  may be advanced under the AR Agreement is $3.0 million less any amounts loaned under the Credit Agreement.

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

The Spectrum Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.  For the year ended December 31, 2023, the Company maintained compliance with these covenants and restrictions.

The Company has borrowed $1.2 million under the Spectrum Loan Facility as of December 31, 2023.  The Company includes the interest expense of the Spectrum Loan Facility ($244 thousand) as part of its interest expense on its consolidated statements of operations, and the total amount of $1.2 million borrowed under the Spectrum Loan Facility is included as short-term debt on the consolidated balance sheet as of December 31, 2023.

Salem Loan Facility

On  August 11, 2022 (the 'Salem Effective Date'), the Company entered into the Salem Loan Facility with Salem. The Salem Loan Facility provided financing to the Company in the aggregate amount of up to $8.0 million, with an initial advance of $5.0 million.  In addition to a 2.0% closing fee, the Company issued Salem 25,000 shares of common stock as consideration for the Salem Loan Facility.  The Company agreed to issue up to an additional 25,000 shares of common stock in the event Salem advanced the additional $3.0 million.

On May 1, 2023, Salem made an additional advance of $1.5 million to the Company. At the same time, the Company agreed to increase the interest rate for the Salem Loan Facility from 13.0% to 14.0% per annum, with 11.0% payable monthly and 3.0% payable either monthly or at maturity, with the outstanding principal and interest due in August 2027. In conjunction with the additional advance of $1.5 million, the Company paid Salem a closing fee of $60 thousand and issued 12,500 shares of common stock to Salem. The $1.5 million advance was allocated between notes payable, common stock and additional paid-in capital based on the relative fair value of the underlying common stock and had an approximate effective interest rate of 17%.  If the Company repays the loan during the first three years of the term, it is required to pay a prepayment premium equal to (i) 3.0% of the prepaid principal during year 1, (ii) 2.0% of the prepaid principal during year 2, and (iii) 1.0% of the prepaid principal during year 3. The Salem Loan Facility contained customary affirmative and negative covenants that imposed restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, fundamental changes and changes in the nature of the Company’s business, the purchase or redemption of any Company stock, and the declaration or payment of any dividends on the Company's stock.  On June 30, 2023, the Company entered into an amendment to its agreement with Salem that delayed the application of one of the financial covenants.

On August 14, 2023, Salem made an additional advance of $1.5 million to the Company. The interest rate for the advance was 14.0% per annum, with principal and interest due in August 2027. In conjunction with this advance, the Company incurred cash closing costs of $78 thousand, including a closing fee of $45 thousand, and issued 400,000 shares of common stock to Salem.  The $1.5 million advance was allocated between notes payable, common stock and additional paid-in capital based on the relative fair value of the underlying common stock and an approximate effective interest rate of 28%.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

On September 5, 2023, the Company and Salem entered into the amended and restated loan agreement (the 'A&R Loan Agreement') in order to (i) provide for additional advances of up to $4.0 million, and (ii) change the maturity date of all previous advances from August 11, 2027 to April 30, 2024. The additional advances have an interest rate of 14.0% per annum, with payment of interest deferred until the April 30, 2024 maturity date.  The Company determined that the A&R Loan Agreement represented a debt modification and, accordingly, no extinguishment accounting was required.  As a result of prospectively revising the amortization of existing debt discount of previous advances, new approximate effective interest rates between 29% and 98% were established on the previous advances.  The A&R Agreement provides that the Company must maintain compliance with certain net cash flow and liquidity requirements. As of December 31, 2023, the Company was in full compliance with all covenants, representations, and warranties set forth in the A&R Loan Agreement.

On September 6, 2023, Salem made an additional discretionary advance of $1.75 million under the Salem Loan Facility. In conjunction with receiving the additional loan facility and drawing down $1.75 million of additional advances, the Company incurred cash closing costs of $88 thousand and issued 660,000 shares of common stock to Salem. The $1.75 million of additional advances was allocated between notes payable, common stock and additional paid-in capital based on the relative fair value of the underlying common stock and had an approximate effective interest rate of 104%.

On October 23, 2023, Salem made an additional advance of $1.25 million under the Salem Loan Facility.  The Company incurred cash closing costs of $43 thousand associated with the additional advance, which the Company recognized as deferred debt discount to be amortized over the term of the additional advance and had an approximate effective interest rate of 21%.

On December 18, 2023, Salem made a final advance of $1.0 million under the Salem Loan Facility. In conjunction with receiving the additional advance, the Company incurred cash closing costs of $45 thousand which the Company recognized as deferred debt discount to be amortized over the term of the additional advance and had an approximate effective interest rate of 26%.

In the second half of 2023, AMB Investments, LLC and others purchased participation interests in $5.5 million of additional advances made under Salem Loan Facility. AMB Investments, LLC owns a 47.17% participation interest in those advances, giving it a pecuniary interest in approximately $2.6 million of the Salem Loan Facility and 500,000 shares of common stock issued to Salem in connection with the advances made in the second half of 2023. Director, Gary Smith is President of AMB Investments, LLC.

As of December 31, 2023, the total amount the Company has financed under the Salem Loan Facility is:

Principal amount of promissory notes payable	$12,000,000
Accrued interest	407,710
Less: unamortized debt issue costs	(199,993)
Less: unamortized debt discount	(1,259,049)
Notes payable, current portion, net	$10,948,668

On  August 11, 2022, in connection with the closing of the Salem Loan Facility, the Company paid off its obligations under its Economic Injury Disaster Loan ("EIDL") loan from the Small Business Administration (see further discussion of the EIDL loan below).

Loans Payable – EIDL

In response to COVID-19, the Small Business Administration (the 'SBA') created the EIDL program in  March 2020.  The program's purpose was to help small businesses meet financial obligations that could have been met had the COVID-19 pandemic not occurred.  Unlike the Paycheck Protection Program ("PPP"), an EIDL loan is not forgivable in the future but provides favorable interest and payment terms.  The maximum EIDL available was equivalent to six months of a business’s working capital, up to $150,000.  Businesses could use EIDL proceeds for working capital and normal operating expenses.  On  June 24, 2020, the Company received loan proceeds of $150,000 under the EIDL program.  As part of the EIDL program, the Company agreed to the SBA collateral conditions and agreed to pay annual interest of 3.75% per annum on the outstanding principal balance.  Monthly installment payments were to commence at the end of the anticipated deferral allowance period in  December 2022 for up to a maximum of 30 years from the loan date (thus, 2050).  As mentioned above, in conjunction with closing the Salem Loan Facility on  August 11, 2022, the Company repaid the entire outstanding principal ($149,900) and accrued interest ($12 thousand) of the EIDL loan.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

Convertible Promissory Notes

In July 2023, the Company entered into note purchase agreements with certain accredited investors pursuant to which the Company issued unsecured convertible promissory notes in the aggregate principal amount of $790,000 (the "Convertible Notes"), which mature on December 31, 2024 (the “Maturity Date”).  Of such aggregate principal amount, the Company issued Convertible Notes in the aggregate principal amount of $710,000 to the Company’s Chief Executive Officer (in the principal amount of $80,000) and his family members (in the aggregate principal amount of $630,000).  Convertible Notes in the aggregate principal amount of $290,000 accrue interest at a simple rate of 8.0% per annum, payable at maturity, and one Convertible Note in the principal amount of $500,000 accrues interest at a simple rate of 16.0% per annum, payable at maturity.  Upon the issuance of equity securities pursuant to which the Company receives aggregate gross proceeds of at least $2.0 million (the “Next Equity Financing”), the Convertible Notes will automatically convert into the same equity securities issued in such Next Equity Financing at a conversion price equal to the lowest per share purchase price of equity securities issued in the Next Equity Financing. Further, in the event of a change of control of the Company, each convertible note will, at the election of the holder, either be: (a) repaid in cash at an amount equal to the sum of (i) the outstanding principal balance and all accrued and unpaid interest due on such Convertible Note plus (ii) an additional amount equal to 20% of such outstanding amount due; or (b) converted into shares of the Company’s common stock equal to the outstanding balance of the  Convertible Note (including any accrued but unpaid interest thereon) divided by $6.00 per share. At any time on or after the Maturity Date but prior to the date the Convertible Note is repaid by the Company, at the election of the holder thereof, such holder’s Convertible Note will convert into that number of shares of the Company’s common stock equal to the quotient (rounded up to the nearest whole share) obtained by dividing (x) the outstanding principal balance and unpaid accrued interest of such Convertible Note on the date of such conversion by (y) $6.00 per share.

The Company analyzed the embedded features of the Convertible Notes and determined that the Convertible Notes contained (i) an automatic conversion pursuant to which the holders may elect to convert their Convertible Notes into shares of the Company’s common stock at a price of $6.00 per share which did not require bifurcation, (ii) a redemption feature pursuant to an event of a Next Equity Financing which did not require bifurcation, (iii) a put option triggered upon a change of control with a fair value of $15,800 which was bifurcated from the debt host and recorded with a credit to derivative liabilities and a debit to debt discount, and (iv) an automatic conversion pursuant to which the Convertible Notes may be converted into shares of the Company’s common stock at a price of $6.00 per share upon a change of control which did not require bifurcation. Including the impact of the embedded features, Convertible Notes in the aggregate principal amount of $290,000 have an approximate effective simple interest rate of 9.4% per annum, and one Convertible Note in the principal of $500,000 has an approximate effective simple interest rate of 17.4% per annum.  The debt discount is being amortized over the term of the Convertible Notes using the effective interest method and the derivative liabilities are marked-to-market at each reporting date. See Note 8 – Derivative Liabilities for additional details.

New Headquarters and Design Center Capital Addition Financing

In conjunction with the Company's move into expanded office facilities in early 2023, the Company entered into a financing arrangement related to furniture for the new office facilities in April 2022.  The total cost of the furniture financed was $1.1 million, which included tax, freight, interim storage, and installation labor.  The Company was responsible for paying interest-only payments to the financing company related to the furniture procurement order (interest on principal of $496 thousand) placed in April 2022 prior to the first scheduled principal financing payment, which occurred in August 2022 ($246 thousand).  The Company made interest-only payments to the financing company related to the furniture procurement order through August 2022 in the amount of $17 thousand.  The total scheduled principal and interest payments to be made after December 31, 2023 related to the April 2022 furniture financing are $360 thousand.

The Company entered into a lease agreement in July 2021 in conjunction with the Company's move into its new headquarters and design center in early 2023.  The new headquarters and design center were renovated in accordance with plans agreed upon with the landlord.  The Company took possession of the building once all improvements and renovations (the "new building asset additions") were substantially complete.  Initially, the Company anticipated the new building asset additions being completed and taking possession in September 2022; however, the landlord, as the sole improvement and renovation contractor, experienced significant construction delays and as a result the new headquarters and design center did not become available until the first quarter of 2023.  In August 2022, the Company reached an agreement with the landlord over the timing of the payments for the new building asset additions in light of the significant construction delays.  The total cost of the new building asset additions was $7.7 million, with the Company responsible for the balance in excess of the landlord's $3.5 million allowance (the "excess construction costs") plus deferral fees and interest.

As part of the aforementioned  August 2022 lease amendment, the Company made the landlord an initial payment of $1.3 million towards the excess construction costs and related financing costs.  The August 2022 lease amendment included new financing terms for the excess construction costs, which included a deferral fee (2% per annum) and interest (18% per annum).  Thus, the Company paid the landlord a 2% deferral fee which was applied to all excess construction costs as invoiced by the landlord.  The Company also paid 18% interest on all excess construction costs and deferral fees from the date the landlord invoiced them until the Company remitted payment.  The initial payment of $1.3 million towards the excess construction costs was applied first to accrued interest, then to the deferral fee, and then to excess construction costs.  The Company has paid the remaining balance of the excess construction costs of $3.2 million, with the last payment in April 2023.  The Company does not owe the landlord for any further excess construction costs as of December 31, 2023.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

Debt Maturity

Debt is expected to mature as follows:

2024	$13,356,429
2025	230,372
2026	236,384
2027	192,319
2028	39,525
Thereafter	-
$14,055,029

6. Common Stock

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $ 0.0001 as of December 31, 2023 and 2022.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through December 31, 2023.

Upon the closing of the Merger and the private placement offering in 2021 (the "2021 APO), there were 5,524,534 shares of common stock issued and outstanding: (i) 4,021,774 shares of common stock issued in the Merger in exchange for the capital stock and convertible debt of Guerrilla RF Operating Corporation, (ii) 495,834 shares of common stock held by pre-merger stockholders of Laffin Acquisition Corp., our predecessor, (iii) an aggregate of 961,092 shares of common stock issued in the 2021 APO, and (iv) an aggregate of 45,834 shares of common stock issued to the placement agent and its affiliates in connection with the 2021 APO.  The aggregate gross proceeds from the 2021 APO was $11.5 million before deducting placement agent fees and expenses of approximately $2.1 million.

On  December 30, 2022, the Company completed the initial closing of a private placement (the “2022/23 PIPE”) as it entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with investors (the “Purchasers”) pursuant to which the Company sold 647,057 units (the “Units”), each Unit consisting of one share of the Company’s common stock and one warrant to purchase one-half of a share of common stock.  The purchase price of each Unit was $7.80 per Unit, resulting in gross proceeds at this initial closing of approximately $5.0 million before the deduction of estimated offering expenses of approximately $700,200.  The Company continued to accept subscriptions for Units and had additional closings through  February 28, 2023.  Altogether, the Company sold 1,183,192 Units, resulting in gross proceeds of approximately $9.2 million before the deduction of estimated offering expenses of approximately $1.2 million.

In connection with the 2021 APO and the 2022/23 PIPE, the Company also issued warrants to the respective placement agents.

Additionally, a total of 1,097,500 shares of common stock were issued to Salem in the years ended December 31, 2023 and 2022 in connection with the Salem Loan Facility. See Note 5 – Debt – Salem Loan Facility for more details regarding common stock issued in connection with debt.

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

Unless otherwise stated, all share-based information in the Annual Report on Form 10-K and the accompanying consolidated financial statements are presented on a  post-split basis.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

Common Stock Warrants

An aggregate of 55,270 warrants were issued to the Company's placement agents in the 2021 APO.  The warrants issued in the 2021 APO have an exercise price of $12.00 per share and a term of five years.  In connection with the 2022/23 PIPE, the Company issued 591,656 warrants to investors and 177,490 warrants to its placement agents. The warrants issued to investors in connection with the 2022/23 PIPE have an exercise price of  $12.00 per share, and the warrants issued to the placement agents have an exercise price of $7.80 per share.  As of December 31, 2023, there were 824,416 outstanding warrants.

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series.   There is no issued or outstanding preferred stock as of December 31, 2023 and 2022.

7. Share-Based Compensation

In  2014, the Company adopted the Long‐Term Stock Incentive Plan (the  “2014 Plan”), with  94,667 shares of common stock authorized for issuance under the  2014 Plan.  Subsequently, stockholders approved an increase in the number of shares available under the  2014 Plan to  210,000  shares.  Exercise prices range from  $4.20 to $9.42 per share, depending on the date of the award.   No further awards  may be made under the  2014 Plan.

In 2021, the Board adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units ("RSU"), performance awards, cash awards, and stock bonus awards.  The Company initially reserved 37,166 shares of common stock, plus any reserved shares not issued or subject to outstanding grants under the 2014 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan.  The number of shares reserved for issuance under the 2021 Plan will increase automatically on  January 1 each year until 2031 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding  December 31, or a number as  may be determined by our Board.

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

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

For the years ended December 31, 2023 and 2022, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Expected term (in years)	6.25	6.25
Expected volatility	52%	52%
Risk-free rate	3.88%	3.96%
Dividend rate	—	—

The weighted average grant date fair value of stock option awards granted was $4.61 and $7.80 during the years ended December 31, 2023 and 2022, respectively.

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period.  Unrecognized compensation costs related to non‐vested options at  December 31, 2023 amounted to $344,275, which are expected to be recognized over an average of approximately three years.

Stock option activity by share is summarized as follows for the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)
Shares underlying outstanding awards at December 31, 2021	530,147	$2.28	3.37
Granted	78,667	13.47
Exercised	(2,117)	2.46
Cancelled/Forfeited	(5,477)	5.70
Shares underlying outstanding awards at December 31, 2022	601,220	$3.60	6.96
Granted	13,135	8.67
Exercised	-	-
Cancelled/Forfeited	(43,607)	9.62
Shares underlying outstanding awards at December 31, 2023	570,748	$7.67	5.98
Exercisable options at December 31, 2023	503,778	$4.69	4.63

In the year ended December 31, 2023, the Company granted 13,135 stock options to new employees at multiple exercise prices between $7.80 and $9.00 per share.  These option awards vest equally over four years (25% per year) on the anniversary of the date the recipient started working for the Company.

In the year ended December 31, 2022, the Company granted 78,667 stock options to new employees at multiple exercise prices between $12.00 and $24.90 per share.  These option awards vest equally over four years (25% per year) on the anniversary of the date the recipient started working for the Company.

No options were exercised during the year ended December 31, 2023.

Restricted Stock Unit ("RSU") Awards

In the years ended December 31, 2023 and 2022 the Company granted 381,127 and 150,520 RSUs, respectively to various employees and directors. The RSU awards made to non-employees in the year ended December 31, 2023 (44,877) vest on the earliest of (i) April 5, 2024, subject to the recipient's continued service with the Company, (ii) the recipient's death, or (iii) the recipient's disability. The RSU awards made to non-employees in the year ended December 31, 2023 (25,000) vest on the earliest of (i) June 2, 2023, subject to the recipient's continued service with the Company, (ii) the recipient's death, or (iii) the recipient's disability.  The RSUs awarded to employees during the year ended December 31, 2022 (336,250) vest over three equal annual installments from the date of the grant.  The RSUs are subject to the recipient’s continued service through the applicable vesting date. The share-based compensation expense to be recognized for these RSUs over the remaining vesting period subsequent to December 31, 2023 is approximately $1.4 million.

The RSU grants during the years ended  December 31, 2023 and 2022 were issued from the 2021 Plan.  The fair value of each RSU was estimated on the date of grant, based on the weighted average price of the Company's stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate.  The Company will issue shares of common stock to satisfy RSUs upon vesting.  The following table summarizes the RSU activity and weighted averages.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

The following table summarizes RSU activity:

	2023
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	-	$-
Granted	150,521	10.74
Vested	-	-
Cancelled/Forfeited	(4,884)	12.00
Outstanding at December 31, 2022	145,637	10.69
Granted	381,158	6.06
Vested	(61,899)	11.45
Cancelled/Forfeited	(10,330)	9.18
Outstanding at December 31, 2023	454,566	$7.35

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded stock-based compensation expense in the following expense categories in the consolidated statements of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Direct product costs	$77,336	$21,088
Research and development	319,258	181,792
Sales and marketing	218,407	108,318
General and administrative	664,535	332,372
	$1,279,536	$643,570

No income tax benefits have been recognized in the consolidated statements of operations for stock-based compensation arrangements, and no stock-based compensation costs have been capitalized as property and equipment through December 31, 2023.

8. DERIVATIVE LIABILITIES

As of December 31, 2023, the Company had Level 3 derivative liabilities that were measured at fair value at issuance, related to the put options of the Convertible Notes.  See Note 5 – Debt – Convertible Notes for additional details.  The put options were valued using a discounted cash flow valuation technique.

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2023	$-
Issuance of Convertible Notes	15,800
Change in fair value of derivative liabilities	142,200
Ending balance on December 31, 2023	$158,000

There are derivative liabilities of $158,000 as of December 31, 2023. For the derivative liabilities valuation, as of the issuance dates of the Convertible Notes between July 12, 2023 and July 21, 2023, the significant unobservable inputs used in the discounted cash flow were a discount rate between 8% to 16% and the probability of a change of control occurring of 10%. For the derivative liabilities valuation, as of December 31, 2023, the significant unobservable inputs used in the discounted cash flow were a discount rate between 8% to 16%.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

9. Commitments and Contingencies

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	December 31, 2023
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$10,500,620

Current portion of operating lease liabilities	Operating lease, current portion	745,969
Noncurrent portion of operating lease liabilities	Operating lease	6,176,508
Total operating lease liabilities		$6,922,477

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$2,528,643

Current portion of finance lease liabilities	Finance lease, current portion	978,543
Noncurrent portion of finance lease liabilities	Finance lease	1,593,979
Total finance lease liabilities		$2,572,522

Lease cost recognized in the consolidated financial statements is summarized as follows:

	For the Year Ended December 31,
	2023	2022
Operating lease cost	$1,651,539	$135,842

Finance lease cost:
Amortization of lease assets	1,205,155	977,771
Interest on lease liabilities	246,053	251,228
Total finance lease costs	$1,451,208	$1,228,999

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

Other supplemental information related to leases is summarized as follows:

December 31, 2023
Weighted average remaining lease term (in years):
Operating leases	8.68
Finance leases	2.98

Weighted average discount rate:
Operating leases	11.00%
Finance leases	7.56%

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2023:
Operating cash flows from operating leases	$1,726,941
Operating cash flows from finance leases	$243,865
Financing cash flows from finance leases	$1,043,149

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of December 31, 2023:

	Payments Due by Period
	2024	2025	2026	2027	2028	Thereafter	Total
Operating leases	$1,459,979	$1,233,668	$1,056,589	$1,076,140	$1,096,206	$4,890,149	$10,812,731
Less present value adjustment	714,010	635,214	580,820	524,555	460,933	974,722	3,890,254
Operating lease liabilities	$745,969	$598,454	$475,769	$551,585	$635,273	$3,915,427	$6,922,477

Finance leases	$1,135,917	$815,150	$722,306	$156,861	$49,664	$10,702	$2,890,600
Less interest	159,010	97,612	46,269	11,256	3,787	144	318,078
Finance lease liabilities	$976,907	$717,538	$676,037	$145,605	$45,877	$10,558	$2,572,522

In July 2023, the Company entered into a sub-lease for 4,800 square feet of its former headquarters at a monthly rent of $5,540, which is the same monthly rental due under the lease on a per square foot basis.  As a result of this sub-lease, the Company recorded a $95 thousand impairment charge, which is included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2023.

New Headquarters and Design Center Capital Addition Financing

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

In conjunction with the Company's move into the new headquarters and design center in early 2023, the Company entered into a financing lease arrangement related to furniture for the new office facilities in  April 2022.  The total cost of the furniture financed was $1.1 million, which included tax, freight, interim storage, and installation labor.  The Company was responsible for paying interest-only payments to the financing company related to the furniture procurement order (interest on principal of $496 thousand) placed in April 2022 prior to the first scheduled principal financing payment, which occurred in August 2022 ($246 thousand).  The Company made interest-only payments to the financing company related to the furniture procurement order through August 2022 in the amount of $17 thousand.  The total scheduled principal and interest payments to be made after December 31, 2023 related to the furniture financing are $360 thousand.

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

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

Legal

In the ordinary course of business, the Company  may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at December 31, 2023 or 2022.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company  may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company  may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It  may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the consolidated financial statements.  As a result, no liability for these agreements has been recorded at  December 31, 2023 or 2022.

Employment Agreement

The Company has entered into an employment agreement with one executive.  This employment agreement was entered into effective as of  January 1, 2020 and automatically renews annually.  The Company desired the assurance of the executive's continued association and services to retain the executive's experience, skills, abilities, background, and knowledge. The employment is at-will, and the Company  may terminate the employment relationship at any time, with or without cause, and with or without notice.  The terms of the agreement stipulate compensation, benefits, specific restrictive covenants, and Company obligations upon termination of the employment agreement, including severance pay calculated as twelve monthly payments of the executive's monthly base salary.

10. Income Taxes

The Company did not have any income tax expense for the years ended  December 31, 2023 or 2022.

The provision for income taxes for the years ended December 31, 2023 and 2022 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to a valuation allowance.  The accounting estimates used to compute the provision for income taxes  may change as new events occur, more experience is obtained, additional information becomes known, or the tax environment changes.

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets.  Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability.  Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2023  and  December 31, 2022.

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

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

	2023	2022
Noncurrent deferred income tax asset arising from:

Accounts payable	$451,478	$461,253
Property, plant, and equipment	5,489	39,598
Equity-based compensation	204,988	112,336
Contribution carryforward	6,437	5,856
NOL carryforward	5,633,582	3,994,815
NEL carryforward	194,262	239,315
R&D credit	858,020	626,347
Operating lease liability	1,590,439	48,594
Others	34,890	-
Capitalized research and development expense	3,335,888	1,639,623
Total deferred tax assets	12,315,473	7,167,737

Noncurrent deferred income tax liability arising from:
Trade receivables and prepaid expenses	(500,514)	(374,517)
Operating lease ROU asset	(1,579,741)	(48,171)
Total deferred income tax liabilities	(2,080,255)	(422,688)

Net noncurrent deferred income tax asset	10,235,218	6,745,049

Valuation allowance	(10,235,218)	(6,745,049)

Net	$-	$-

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2023, and 2022.

The Company does not have unrecognized tax benefits as of December 31, 2023, or 2022.  The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

On August 9, 2022, the U.S. Government enacted the U.S. CHIPS and Science Act (“CHIPS Act”). The CHIPS Act creates a 25% investment tax credit for certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022, and any impact to the Company would start in fiscal 2023. On August 16, 2022, the U.S. Government enacted the Inflation Reduction Act. The Inflation Reduction Act impact to the Company would start in fiscal 2023. The Inflation Reduction Act introduces a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations. Applicable corporations would be allowed to claim a credit for the minimum tax paid against regular tax in future years. The Inflation Reduction Act also includes an excise tax that would impose a 1% surcharge on stock repurchases. This excise tax is effective January 1, 2023. The Company is currently evaluating the effect the CHIPS Act and the Inflation Reduction Act will have on its consolidated financial statements. At present, the Company does not expect that any of the provisions included in the two aforementioned pieces of legislation will result in a material impact to the Company’s deferred tax assets, liabilities, or income taxes payable.

The Company had net operating loss carryforwards (“NOL”) for federal and state income tax purposes at December 31, 2023, and  December 31, 2022 of approximately:

	December 31,
Combined NOL Carryforwards:	2023	2022
Federal	$26,826,582	$19,022,927
State	$9,836,072	$9,836,072

The net operating loss carryforwards generated before 2018 begin expiring in 2033 for federal and 2030 for state income tax purposes.  Federal and state net operating losses generated in 2018 and into the future now have an indefinite life.

	December 31,
Combined Credit Carryforwards:	2023	2022
Federal	$858,020	$626,347

The credit carryforwards begin expiring in 2034 for federal tax purposes.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

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

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31,
Rate reconciliation:	2023	2022
Federal tax benefit at the statutory rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(1.0)%	(2.0)%
Other	1.6%	1.0%
Research & development credits	(1.5)%	(2.2)%
Change in the valuation allowance	21.9%	24.2%
Income Tax Expense (Benefit)	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s tax returns remain subject to examination; carryforward amounts from all tax years remain subject to adjustment.

Potential 382 Limitation

At  December 31, 2023, the Company had federal NOL and R&D credit carryforwards of approximately $26,826,582 and $858,020, respectively, which are generally available to offset future taxable income.

A company’s ability to deduct its federal NOL and R&D credit carryforwards can be substantially constrained under the general annual limitation rules of Section 382 of the Code, as well as similar State provisions, if it were to undergo an ownership change. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of a company's outstanding stock by certain stockholders or public groups.

If the Company were to experience an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required.  The Section 382 limitation is a limitation on the amount of a new loss corporation’s post-change year taxable income that can be offset by the old loss corporation’s pre-change NOLs.  Any such limitation  may result in the expiration of a portion of the Company's NOL or R&D credit carryforwards before utilization.  Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the Company's deferred tax valuation allowance.

In 2022, the Company's tax advisors completed a study to assess whether one or more ownership changes had occurred since the Company became a loss corporation under the definition of Section 382.  At that time, it was determined that the Company had not experienced any "ownership changes" since 2014.  As of December 31, 2023, the Company does not believe that an ownership change has occurred. As a result, as of December 31, 2023, no amounts were considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC-740.  The Company has a full deferred tax valuation allowance as of December 31, 2023.

Subsequent to year-end, the Company issued additional shares of common stock in a private placement offering. The Company has not analyzed whether, as a result, it is deemed to have experienced an ownership change; however, if an ownership change is deemed to have occurred or occurs in the future, such change may result in the expiration of a portion of the Company's NOL or R&D credit carryforwards before utilization.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

11. Related Party Transactions

See Note 5 – Debt – Salem Loan Facility and – Convertible Promissory Notes for details regarding participation interests in the Salem Loan Facility and convertible notes purchased by related parties during the year ended December 31, 2023.

Participation in 2022/23 PIPE

Certain existing shareholders, including investors affiliated with certain of our directors and officers, purchased an aggregate of 45,383 Units in conjunction with the 2022/23 PIPE through all closings during the period December 2022 through February 2023.

12. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the plan are at the discretion of Executive Management with Board of Directors advisement. The Company made $378,177 and $336,383 of contributions to the plan in 2023 and 2022, respectively.

13. Subsequent Events

Subsequent events have been evaluated through the date that the Company approved the consolidated financial statements. The following subsequent events have occurred during the period.

Spectrum Loan Facility Line Increase

On February 20, 2024, Spectrum has agreed to increase the maximum amount that  may be advanced under the AR Agreement to $3.75 million less any amounts loaned under the Credit Agreement.  In addition the annual facility fee was increased to $37,500.

Private Placement Offering

On March 28, 2024, the Company completed a private placement offering of approximately $5 million, raising net cash proceeds of approximately $3 million, after deduction of expenses and the conversion of existing debt.

Convertible Notes

On March 28, 2024, all of the convertible promissory notes referenced in Note 5 were converted into equity in conjunction with the private placement offering.

Salem Maturity Extension

On March 28, 2024 Salem extended the maturity date of the Salem Loan Facility from April 30, 2024 to January 31, 2026.  Additional revisions included changing the interest rate to (i) 3% payment-in-kind and (ii) 11% cash interest for the entire Salem Loan Facility. In addition $654,308 of outstanding paid-in-kind interest was converted into equity in conjunction with the private placement offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K.  This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.  The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2023, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).  Based on this evaluation, management identified a significant deficiency in our internal controls over lease accounting as of December 31, 2023. This deficiency is being addressed through remediation and is not considered a material weakness.  Prior material weaknesses in this area as described in our 2022 Annual Report have been addressed through remediation and have subsequently been deemed effective.  Therefore, management concluded past material weaknesses have been successfully remediated and that our internal control over financial reporting was effective as of December 31, 2023.

As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, we made a number of changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.  Specifically, in order to respond to the material weaknesses identified as of the year ended December 31, 2022, we devoted significant effort and resources to remediate and improve our internal control over financial reporting.  Our remediation steps included the retention of a public accounting firm to assist us with our tax accounting and tax provision calculations, the retention of an accounting advisory services consulting firm to assist us with evaluating and documenting the accounting treatment of significant unusual transactions, the enhancement of our procedures to evaluate and document the accounting treatment of significant unusual transactions including the utilization of an accounting research tool, the enhancement of our segregation of duties through a review and revision of information technology access rights, the enhancement and formalization of our financial reporting scheduling and closing calendar, and the enhancement of our secondary review process during our financial reporting process, and the adoption of professional lease accounting software.  We started implementing these remediation efforts during 2022, and we saw the impact of the improvements throughout 2023.

ITEM 9B. OTHER INFORMATION

Trading Arrangements of Section 16 Reporting Persons

During the quarter ended December 31, 2023, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common stock (i.e. directors, certain large shareholders and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Executive Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at 2023 Fiscal Year-End,” and “Director Compensation,”  which sections are incorporated herein by reference.

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

3.	Exhibits
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization among Laffin Acquisition Corp., Guerrilla RF Acquisition Co. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	2.1	October 27, 2021
3.1	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.2	Amended and restated bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
4.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 3, 2023)	8-K	000-56238	10.2	January 3, 2023
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on January 3, 2023).	10-K	000-56238	10.4	January 3, 2023
4.4	Description of Registrant's Securities					X
10.1+	Employment Agreement, dated January 1, 2020, by and between Ryan Pratt and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.1	October 27, 2021
10.2+	Offer letter, dated June 14, 2019, by and between Mark Mason and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.2	October 27, 2021
10.3+	Offer letter, dated November 2, 2016, by and between John Berg and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.3	October 27, 2021

10.4**	Distributor Agreement, dated October 1, 2015, between Mouser Electronics, Inc. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.5	October 27, 2021
10.5**	Distribution Agreement, dated July 11, 2016, by and between Richardson RFPD, Inc. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.6	October 27, 2021
10.6+	Form of Indemnity Agreement (directors and officers) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.7	October 27, 2021
10.7+	Form of Pre-Merger Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.8	October 27, 2021
10.8	Registration Rights Agreement, dated October 22, 2021, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.10	October 27, 2021
10.9+	Guerrilla RF, Inc. 2014 Long Term Stock Incentive Plan and form of award agreements (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.11	October 27, 2021
10.10+	Form of award agreements under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.12	October27, 2021
10.11+	2021 Equity Incentive Plan and form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the SEC on December 23, 2021).	S-1/A	333-261860	10.15	December 23, 2021
10.12+	Offer letter, dated December 1, 2021, by and between Kellie Chong and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the SEC on March 3, 2023).	10-K	000-56238	10.16	March 3, 2023
10.13	Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated July 15, 2021 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).	10-Q	000-56238	10.17	November 10, 2022
10.14	Amendment to Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated November 5, 2021 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).	10-Q	000-56238	10.18	November 10, 2022
10.15	Second Amendment to Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated November 10, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).	10-Q	000-56238	10.19	November 10, 2022
10.16	Third Amendment to Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated August 30, 2022 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).	10-Q	000-56238	10.20	November 10,2022
10.17	Convertible Note Purchase Agreement, dated as of July 12, 2023, by and between the Company and the Purchasers listed therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 18, 2023).	8-K	000-56238	10.3	July 18, 2023
10.18	Convertible Note Purchase Agreement, dated as of July 24, 2023, by and between the Company and the Purchasers listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2023).	8-K	000-56238	10.1	July 27, 2023
10.19	Amended and Restated Loan Agreement, dated September 5, 2023, by and between Guerrilla RF, Inc., as Borrower, and Salem Investment Partners V, Limited Partnership as Lender and Collateral Agent(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2023)*	8-K	000-56238	10.1	September 7, 2023
10.20	Junior Tranche Multi-Draw Note, dated September 5, 2023, issued to Salem Investment Partners V, Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 7, 2023)*	8-K	000-56238	10.2	September 7, 2023
10.21	Amended and Restated Senior Tranche Term Note, dated September 5, 2023, issued to Salem Investment Partners V, Limited Partnership (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 7, 2023)*	8-K	000-56238	10.3	September 7, 2023
10.22	Amended and Restated Junior Tranche Term Note, dated September 5, 2023, issued to Salem Investment Partners V, Limited Partnership (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 7, 2023)*	8-K	000-56238	10.4	September 7, 2023
23.1	Consent of FORVIS, LLP, independent registered public accounting firm.					X

31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of John Berg, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of John Berg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL and contained in Exhibit 101.	X

+	Indicates a management contract or any compensatory plan, contract, or arrangement.
**	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: March 29, 2024	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan Pratt	Chief Executive Officer, and Chairman of	March 29, 2024
Ryan Pratt	the Board of Directors
(Principal Executive Officer)

/s/ John Berg	Chief Financial Officer	March 29, 2024
John Berg	(Principal Accounting and Financial Officer)

/s/ Susan Barkal	Director	March 29, 2024
Susan Barkal

/s/ David Bell	Director	March 29, 2024
David Bell

/s/ James E. Dunn	Director	March 29, 2024
James (Jed) E. Dunn

/s/ William J. Pratt	Director	March 29, 2024
William J. Pratt

/s/ Gary Smith	Director	March 29, 2024
Gary Smith

/s/ Virginia Summerell	Director	March 29, 2024
Virginia Summerell

/s/ Greg Thompson	Director	March 29, 2024
Greg Thompson