Form 10-Q
period 2024-03-31
Guerrilla RF, Inc.
filed 2024-05-14
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 2, 2024
Common Stock, $0.0001 par value	10,008,890

GUERRILLA RF, INC.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024

i

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

GaN — Gallium nitride semiconductor process used in high-power amplifier applications.

RF — Radio frequency.

Wafer — Thin slice of semiconductor material used as the substrate for building electronic circuits. Wafers are the output from the semiconductor foundry process before the assembly/packaging processes.

Wireless infrastructure — Systems designed or used by network operators or other professionals to ensure strong communication links to consumers or customers.

ii

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on March 29, 2024.

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023

Assets
Cash	$3,600,710	$781,318
Accounts receivable, net	2,819,814	2,079,111
Inventories, net	1,773,596	1,533,592
Prepaid expenses	540,911	458,313
Total Current Assets	8,735,031	4,852,334

Operating lease right-of-use assets	10,209,384	10,500,620
Property, plant, and equipment, net	3,332,955	3,659,084
Total Assets	$22,277,370	$19,012,038

Liabilities and Stockholders' Equity (Deficit)
Accounts payable and accrued expenses	$3,590,654	$2,099,537
Short-term debt	2,839,529	1,628,667
Derivative liabilities	-	158,000
Operating lease liability, current portion	731,952	745,969
Finance lease liability, current portion	939,975	978,543
Convertible notes	-	78,905
Convertible notes - related parties	-	700,189
Notes payable, current portion, net	-	10,948,668
Total Current Liabilities	8,102,110	17,338,478

Long-term debt	634,717	698,600
Operating lease liability	5,994,557	6,176,508
Finance lease liability	1,394,430	1,593,979
Notes payable	10,178,238	-
Total Liabilities	26,304,052	25,807,565

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 9,952,598 and 7,893,205 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	995	789
Additional paid-in capital	42,384,337	36,243,146
Accumulated deficit	(46,412,014)	(43,039,462)
Total Stockholders' Equity (Deficit)	(4,026,682)	(6,795,527)
Total Liabilities and Stockholders' Equity (Deficit)	$22,277,370	$19,012,038

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Product	$5,089,773	$3,040,409
Royalties and non-recurring engineering	1,476	190,479
Total	5,091,249	3,230,888

Direct product costs	1,870,675	1,403,345

Gross Profit	3,220,574	1,827,543

Operating Expenses:
Research and development	2,251,533	2,586,169
Sales and marketing	1,352,909	1,361,949
General and administrative	1,454,695	1,546,163
Total Operating Expenses	5,059,137	5,494,281

Operating Loss	(1,838,563)	(3,666,738)

Interest expense	(1,684,787)	(341,857)
Change in fair value of derivative liabilities	158,000	-
Other income (expense)	(7,202)	7,177
Total Other Expenses, net	(1,533,989)	(334,680)
Net Loss	$(3,372,552)	$(4,001,418)

Net loss per share - basic and diluted	$(0.42)	$(0.62)

Weighted average common shares outstanding - basic and diluted	7,989,471	6,502,845

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
January 1, 2024	$-	$789	36,243,146	$(43,039,462)	$(6,795,527)
Net loss	-	-	-	(3,372,552)	(3,372,552)
Equity financing, net of issuance costs	-	202	5,750,870	-	5,751,072
Net settled RSUs	-	-	(5,872)	-	(5,872)
Share-based compensation	-	4	396,193	-	396,197
March 31, 2024	$-	$995	$42,384,337	$(46,412,014)	$(4,026,682)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity
January 1, 2023	$-	$621	$29,427,440	$(27,073,168)	$2,354,893
Net loss	-	-	-	(4,001,418)	(4,001,418)
Equity financing, net of issuance costs	-	53	3,658,622	-	3,658,675
Shares issued for prepaid services	-	1	99,999	-	100,000
Share-based compensation	-	3	268,637	-	268,640
March 31, 2023	$-	$678	$33,454,698	$(31,074,586)	$2,380,790

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(3,372,552)	$(4,001,418)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	366,281	398,321
Share-based compensation	396,197	268,640
Non-cash interest expense related to debt financing	249,597	64,808
Accretion of notes payables	915,405	30,763
Shares issued for prepaid services	-	20,833
Change in fair value of derivative liabilities	(158,000)	-
Loss on extinguishment of debt	8,298	-
Changes in assets and liabilities:
Accounts receivable	(740,703)	(470,935)
Inventories	(240,004)	89,010
Prepaid expenses	167,009	42,005
Accounts payable and accrued expenses	1,470,810	(1,994,593)
Operating lease liability	95,268	(282,820)
Net cash used in operating activities	(842,394)	(5,835,386)

Cash flows from investing activities
Purchases of property, plant, and equipment	(26,000)	(117,799)
Net cash used in investing activities	(26,000)	(117,799)

Cash flows from financing activities
Proceeds from notes payable, derivative liabilities and factoring agreement	4,239,385	2,239,320
Principal payment of notes payable and recourse factoring agreement	(3,219,500)	(1,968,784)
Proceeds from equity financing, net	3,042,829	3,658,675
Principal payment on finance lease	(238,171)	(266,862)
Repayment of finance insurance premiums	(136,757)	(122,003)
Payment of deferred offering costs	-	(50,000)
Net cash provided by financing activities	3,687,786	3,490,346

Net increase (decrease) in cash	2,819,392	(2,462,839)

Cash, beginning of period	781,318	4,340,407
Cash, end of period	$3,600,710	$1,877,568

Noncash investing and financing transactions:
Modifications on finance leases	$54	$-
Conversion of debt into equity	$2,794,243	$-
Shares issued for prepaid services	$-	$100,000
Financing of property and equipment	$-	$165,825
Financing of insurance premiums and software	$249,607	$173,360
Right-of-use assets obtained through operating lease	$-	$7,235,222
Financing of mask set and wafer	$-	$112,728
Property and equipment additions included in accounts payable	$14,098	$518

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

Prior to the Merger, Laffin Acquisition Corp. was a “shell” company registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with no specific business plan or purpose until it began operating the business of Guerrilla RF Operating Corporation following the closing of the Merger.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has incurred substantial negative cash flows from operations in nearly every fiscal period since inception, including a net loss of $3.4 million for the three months ended March 31, 2024.  As of March 31, 2024, the Company had an accumulated deficit of $46.4 million and a cash balance of $3.6 million.  We expect losses and negative cash flows to continue in the near term, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our Company grows.  We plan to continue to invest in the implementation of our long-term strategic plan and we anticipate that we will require additional funding in fiscal 2024.  There is no assurance that appropriate funding will be available on terms, which are acceptable to us, or at all.  This requirement for additional funding raises substantial doubt about our ability to continue as a going concern.

Our primary source of liquidity has been from cash raised from private placements and debt financing.  We also have two loan facilities, one of which is for up to $3.75 million with a specialty lender, Spectrum Commercial Services Company, L.L.C. (referred to as the “Spectrum Loan Facility”, further described in Note 5 to our unaudited interim condensed consolidated financial statements), and the other for $12.0 million with a different lender, Salem Investment Partners V, Limited Partnership (“Salem”) (referred to as the “Salem Loan Facility”, also described in Note 5 to our unaudited interim condensed consolidated financial statements).  As of March 31, 2024, we had drawn down $2.2 million under the Spectrum Loan Facility and the full $12.0 million under the Salem Loan Facility.  On  March 28, 2024, we completed the initial closing of a private placement offering (the “2024 Private Placement”) of approximately $5 million, raising net cash proceeds of approximately $3 million, after deduction of expenses and the conversion of existing debt.  On April 7, 2024, we completed a second closing, raising net cash proceeds of approximately $0.1 million after deduction of expenses. In addition, Salem extended the maturity date of the Salem Loan Facility from  April 30, 2024 to  January 31, 2026. As a result, the Company believes that its existing cash and cash equivalents will provide sufficient resources to support operations for the rest of this fiscal year and beyond.  Nevertheless, with the variability of results each quarter and other risks associated with its business, the Company recognizes that liquidity could become an issue and recognizes that it may require additional funding at some time within the next 12 months.  The Company  may also require additional funds to respond to business challenges, including developing new solutions or enhancing existing solutions, enhancing our operating infrastructure, expanding our sales and marketing capabilities, and acquiring complementary businesses, technologies, or assets.  The Company recognizes that it  may be unable to secure additional funding sources at rates and terms acceptable or at all, and as a result there is substantial doubt about our ability to continue as a going concern.

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

The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2023 ("2023 Form 10-K").  This report should be read in conjunction with our 2023 Form 10-K filed with the SEC on March 29, 2024.  In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2024 and its results of operations, cash flows, and changes in stockholders' equity (deficit) for the three months ended March 31, 2024 and 2023.  The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for any future period or the full year.

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

Use of Estimates

The preparation of our unaudited interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related disclosures.  The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and reported amounts of revenue and expenses during the reporting period.  The Company’s significant estimates and judgments involve the the valuation of share-based compensation, and the valuation of equity financing.  Accordingly, actual results could differ from those estimates.

Reclassifications

Certain prior period balance sheet and cashflow amounts have been reclassified to conform to the Company's fiscal 2024 presentation.  These reclassifications have no impact on the Company's previously reported net loss.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at March 31, 2024, and December 31, 2023 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.  The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC).  To date, the Company has not experienced any losses on its cash deposits.

The Company’s accounts receivable are derived from revenue earned from customers located inside and outside of the U.S.  Major customers are defined as those generating revenue in excess of 10% of the Company’s aggregate annual revenue.  The Company hadone major distributor customer, Richardson RFPD, Inc. ("RFPD").  RFPD, a large product distributor serving numerous end-user customers, accounted for 82% and 84% of product shipment revenue for the three months ended March 31, 2024 and 2023, respectively.  Accounts receivable from RFPD represented 86% and 74% of accounts receivable at March 31, 2024 and 2023, respectively.

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

On  June 1, 2022, the Company established a new loan facility (the Spectrum Loan Facility) with Spectrum.  The Spectrum Loan Facility provides for advance payments up to $3.75 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of March 31, 2024, there were $2.2 million of advances outstanding under the Spectrum Loan Facility.  At March 31, 2024, $64.0 thousand of excess collateral was due from Spectrum, which is included in accounts receivable on the unaudited interim condensed consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2024 and 2023, the Company had $0 and $100 thousand, respectively, of revenue from contracts with customers to be recognized over time as the services are delivered to the customer.  Certain nonrecurring engineering service revenues are recognized over time as the services are delivered to the customer.  As of March 31, 2024 and 2023, the Company did not have any contractual liabilities where performance obligations have not yet been satisfied. During the quarters ended March 31, 2024 and 2023, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

Estimating the fair market value of options requires the input of subjective assumptions, including the expected life of the options, stock price volatility, the risk-free interest rate, and expected dividends. Therefore, the assumptions used in the Company’s Black-Scholes option-pricing model represent management’s best estimates and involve many variables, uncertainties, and assumptions, and the application of management’s judgment, as they are inherently subjective.

The Company applies ASU 2018-7, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services.  Share-based awards issued to non-employees are no longer required to be revalued at each reporting period.

Net Income (Loss) Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants, which would result in the issuance of incremental shares of common stock. For periods prior to the Merger mentioned in Note 1, each of Guerrilla RF’s shares of capital stock issued and outstanding immediately prior to the closing of the Merger was retrospectively converted into approximately 2.95 shares of the Company's common stock.  On May 2, 2024, the number of authorized shares of common stock was reduced to 50,000,000.

In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations because a net loss existed for the three months ended March 31, 2024 and 2023.  There were 7,989471, and 6,502,845 weighted average shares outstanding for the three months ended March 31, 2024 and 2023, respectively.  All warrants, options, and unvested restricted stock units were excluded from the calculation of net loss per share for the periods presented.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following potentially dilutive securities have been excluded from the computation of basic shares for the three months ended March 31, 2024 and 2023 (unaudited), as they would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Common stock warrants	2,839,633	824,340
Restricted stock units	497,555	178,945
Stock options	570,748	607,690
	3,907,936	1,610,975

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

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and to payment terms and their effect on subsequent revenue recognized by the acquirer.  The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606.  At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. These amendments in ASU 2021-08 became effective for us as of the beginning of our 2024 fiscal year. The Company adopted this accounting guidance effective January 1, 2024. Its adoption did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on its unaudited interim condensed consolidated financial statements.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. INVENTORIES

Inventories are summarized as follows:

	March 31, 2024
	(unaudited)	December 31, 2023
Raw materials	$405,783	$488,548
Work-in-process	146,346	132,511
Finished goods	1,231,128	922,194
Inventory allowance	(9,661)	(9,661)
Inventory, net	$1,773,596	$1,533,592

As of  March 31, 2024 and December 31, 2023, there was an inventory allowance of $9,661 made up of potential scrap and obsolete inventory.

4. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2024
	(unaudited)	December 31, 2023
Production assets	$1,968,056	$1,927,958
Computer equipment and software	937,957	937,957
Lab equipment	3,588,613	3,588,560
Office furniture and fixtures	1,328,570	1,328,570
Leasehold improvements	228,143	228,143
	8,051,339	8,011,188
Less accumulated depreciation	(4,718,384)	(4,352,104)
	$3,332,955	$3,659,084

Depreciation and amortization expense was $366,281 and $398,321 for the three months ended  March 31, 2024 and 2023, respectively.

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

Under the terms of the AR Agreement, Spectrum has agreed to advance funds equal to approximately 85% of eligible accounts receivable that are collected by Spectrum under a “lock box” arrangement.  On  February 20, 2024, Spectrum increased the maximum amount that  may be advanced under the AR Agreement from $3.0 million to $3.75 million less any amounts loaned under the Credit Agreement.  In addition the annual facility fee was increased to $37,500.

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

In addition to annual facility fees of $37,500 and other quarterly and transaction fees payable to Spectrum, interest accrues on amounts owed under the Spectrum Loan Facility at the prime rate as quoted by the Wall Street Journal plus 3.5%, but in no event lower than 7.0%.

The Spectrum Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.  As of  March 31, 2024, the Company was in compliance with these covenants and restrictions.

The Company has borrowed $2.2 million under the Spectrum Loan Facility as of March 31, 2024.  The Company includes the interest expense of the Spectrum Loan Facility ($70 thousand) as part of its interest expense on its unaudited interim condensed consolidated statements of operations, and the total amount of $2.2 million borrowed under the Spectrum Loan Facility is included as short-term debt on the consolidated balance sheet as of March 31, 2024.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Salem Loan Facility

On  August 11, 2022, the Company entered into the Salem Loan Facility with Salem. The Salem Loan Facility provided financing to the Company in the aggregate amount of up to $8.0 million, with an initial advance of $5.0 million.  In addition to a 2.0% closing fee, the Company issued Salem 25,000 shares of common stock as consideration for the Salem Loan Facility.  The Company agreed to issue up to an additional 25,000 shares of common stock in the event Salem advanced the additional $3.0 million.

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

On September 5, 2023, the Company and Salem entered into the amended and restated loan agreement (the 'A&R Loan Agreement') in order to (i) provide for additional advances of up to $4.0 million, and (ii) change the maturity date of all previous advances from August 11, 2027 to April 30, 2024. The additional advances have an interest rate of 14.0% per annum, with payment of interest deferred until the April 30, 2024 maturity date.  The Company determined that the A&R Loan Agreement represented a debt modification and, accordingly, no extinguishment accounting was required.  As a result of prospectively revising the amortization of existing debt discount of previous advances, new approximate effective interest rates between 29% and 98% were established on the previous advances.  The A&R Agreement provides that the Company must maintain compliance with certain net cash flow and liquidity requirements. As of March 31, 2024, the Company was in full compliance with all covenants, representations, and warranties set forth in the A&R Loan Agreement.

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

On  March 28, 2024, Salem extended the maturity date of the Salem Loan Facility from  April 30, 2024 to  January 31, 2026.  Additional revisions included changing the interest rate to (i) 3% payment-in-kind and (ii) 11% cash interest for the entire Salem Loan Facility. In addition the Company paid Salem an aggregate fee of $100,000 in connection with the revisions and $654,308 of outstanding paid-in-kind interest was exchanged for 261,723 shares of common stock and five-year warrants to purchase 261,723 shares of common stock at an exercise price of $2.50 per share in connection with the 2024 Private Placement referenced in Note 6. The Company determined that the maturity extension and revisions should be accounted for as troubled debt restructuring pursuant to ASC 470.  As a result of the troubled debt restructuring, (i) a new effective interest rate of 16.9% was established, and (ii) the aggregate of $100,000 of fees paid to the lender was recorded as debt discount to be amortized over the remaining term of the debt, and (iii) additional debt discount in the amount of $1,278,516 was recorded and to be amortized over the remaining term of the debt, which represents the difference between $654,308 of paid-in-kind interest exchanged for common stock and warrants with an aggregate fair value of $1,932,824 in connection with the 2024 Private Placement.

As of March 31, 2024, the total amount the Company has financed under the Salem Loan Facility is:

Principal amount of promissory notes payable	$12,000,000
Accrued interest	3,000
Less: unamortized debt issue costs	(159,092)
Less: unamortized debt discount	(1,665,670)
Notes payable, net	$10,178,238

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

The Company analyzed the embedded features of the Convertible Notes and determined that the Convertible Notes contained (i) an automatic conversion pursuant to which the holders may elect to convert their Convertible Notes into shares of the Company’s common stock at a price of $6.00 per share which did not require bifurcation, (ii) a redemption feature pursuant to an event of a Next Equity Financing which did not require bifurcation, (iii) a put option triggered upon a change of control with a fair value of $15,800 which was bifurcated from the debt host and recorded with a credit to derivative liabilities and a debit to debt discount, and (iv) an automatic conversion pursuant to which the Convertible Notes may be converted into shares of the Company’s common stock at a price of $6.00 per share upon a change of control which did not require bifurcation. Including the impact of the embedded features, Convertible Notes in the aggregate principal amount of $290,000 have an approximate effective simple interest rate of 9.4% per annum, and one Convertible Notes in the principal of $500,000 has an approximate effective simple interest rate of 17.4% per annum.  The debt discount was being amortized over the term of the Convertible Notes using the effective interest method and the derivative liabilities are marked-to-market at each reporting date. See Note 8 – Derivative Liabilities for additional details.

On March 28, 2024, all of the Convertible Notes, including accrued interest, were converted into equity in connection with the 2024 Private Placement referenced in Note 6.

New Headquarters and Design Center Capital Addition Financing

In conjunction with the Company's move into expanded office facilities in early 2023, the Company entered into a financing arrangement related to furniture for the new office facilities in April 2022.  The total cost of the furniture financed was $1.1 million, which included tax, freight, interim storage, and installation labor.  The Company was responsible for paying interest-only payments to the financing company related to the furniture procurement order (interest on principal of $496 thousand) placed in April 2022 prior to the first scheduled principal financing payment, which occurred in August 2022 ($246 thousand).  The Company made interest-only payments to the financing company related to the furniture procurement order through August 2022 in the amount of $17 thousand.  The total scheduled principal and interest payments to be made after March 31, 2024 related to the April 2022 furniture financing are $277 thousand.

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

As part of the aforementioned  August 2022 lease amendment, the Company made the landlord an initial payment of $1.3 million towards the excess construction costs and related financing costs.  The August 2022 lease amendment included new financing terms for the excess construction costs, which included a deferral fee (2% per annum) and interest (18% per annum).  Thus, the Company paid the landlord a 2% deferral fee which was applied to all excess construction costs as invoiced by the landlord.  The Company also paid 18% interest on all excess construction costs and deferral fees from the date the landlord invoiced them until the Company remitted payment.  The initial payment of $1.3 million towards the excess construction costs was applied first to accrued interest, then to the deferral fee, and then to excess construction costs.  The Company has paid the remaining balance of the excess construction costs of $3.2 million, with the last payment in April 2023.  The Company does not owe the landlord for any further excess construction costs as of  March 31, 2024.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Maturity

As of March 31, 2024, debt (as discounted) is expected to mature as follows:

2024	$2,726,570
2025	280,208
2026	12,238,624
2027	192,319
2028	39,525
Thereafter	-
$15,477,246

6. COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $ 0.0001.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that  may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors  may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through March 31, 2024.

Upon the closing of the Merger and the private placement offering in 2021 (the “2021 APO”), there were 5,524,534 shares of common stock issued and outstanding: (i) 4,021,774 shares of common stock issued in the Merger in exchange for the capital stock and convertible debt of Guerrilla RF Operating Corporation, (ii) 495,834 shares of common stock held by pre-merger stockholders of Laffin Acquisition Corp., our predecessor, (iii) an aggregate of 961,092 shares of common stock issued in the 2021 APO, and (iv) an aggregate of 45,834 shares of common stock issued to the placement agent and its affiliates in connection with the 2021 APO.  The aggregate gross proceeds from the 2021 APO was $11.5 million before deducting placement agent fees and expenses of approximately $2.1 million.

On  December 30, 2022, the Company completed the initial closing of a private placement (the “2022/23 PIPE”) as it entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with investors (the “Purchasers”) pursuant to which the Company sold 647,057 units (the “Units”), each Unit consisting of one share of the Company’s common stock and one warrant to purchase one-half of a share of common stock.  The purchase price of each Unit was $7.80 per Unit, resulting in gross proceeds at this initial closing of approximately $5.0 million before the deduction of estimated offering expenses of approximately $700,200.  Pursuant to the terms of the 2022/23 Offering, the Company continued to accept subscriptions for Units and had additional closings through  February 28, 2023.  Altogether, the Company sold 1,183,192 Units, resulting in gross proceeds of approximately $9.2 million before the deduction of estimated offering expenses of approximately $1.2 million.

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

On March 28, 2024, the Company completed the initial closing of the 2024 Private Placement as it entered into a Unit Purchase Agreement with investors pursuant to which the Company sold 2,015,293 units (the “2024 Units”), each 2024 Unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock.  The purchase price of each 2024 Unit was $2.50, resulting in gross proceeds at this initial closing of approximately $5.0 million and net cash proceeds of approximately $3.0 million. There were estimated offering expenses of approximately $0.6 million and conversion of convertible debt and accrued interest of approximately $2.8 million.  The warrants are equity classified and had an aggregate issuance date relative fair value of $2.1 million using the Black-Scholes option pricing model with the following assumptions: expected volatility of 58%, risk-free rate of 4.21%, expected term of 5.5 years, and expected dividends of 0.00%.

See Note 5 – Debt – Salem Loan Facility and Convertible Notes for details regarding common stock issued in connection with debt.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Warrants

As mentioned above, on February 28, 2023, the Company completed the 2022/23 PIPE.  Each Unit sold in the 2022/23 PIPE included one warrant to purchase one-half of a share of common stock.  Thus, Units sold in the 2022/23 PIPE included warrants to purchase 769,146 shares, which warrants were issued upon the final closing of the 2022/23 PIPE.  The 769,146 warrant shares comprise 591,656 purchaser warrant shares and 177,490 placement agent warrant shares, each exercisable for a period of five years beginning six months following the final closing of the 2022/23 PIPE.  Each 2024 Unit sold in the initial closing of the 2024 Private Placement  included warrants to purchase 2,015,293 shares, which warrants were issued upon the final closing of the 2024 Private Placement. Each warrant is exercisable for a period of five years beginning six months following the final closing of the 2024 Private Placement.  As of March 31, 2024, the total amount of outstanding common stock warrants is 2,839,633.

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series.  There is no issued or outstanding preferred stock as of March 31, 2024 or December 31, 2022.

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

Stock Option Awards

The Company measures the fair value of each option award on the date of grant using the Black‐Scholes option-pricing model, which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk-free interest rate, and dividend yield.  The fair value of each grant of options during the three months ended March 31, 2024 was determined using the methods and assumptions discussed below:

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No stock options were granted in the three months ended March 31, 2024.  The weighted average grant date fair value of stock options granted during the three months ended March 31, 2023 was $4.74.

The value of stock options is recognized as compensation expense using the straight-line method over the vesting period.  Unrecognized compensation costs related to unvested options at March 31, 2024, and 2023 amounted to$302,461 and $488,721 respectively, which are expected to be recognized over an average of three years.

Stock option activity by share is summarized as follows for the three months ended March 31, 2024 (unaudited):

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)
Shares underlying outstanding awards at December 31, 2023	570,748	$7.67	5.98
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	-	-
Shares underlying outstanding awards at March 31, 2024	570,748	$7.67	5.73
Exercisable options at March 31, 2024	523,024	$5.30	4.75

No options were exercised during the three months ended March 31, 2024.  The aggregate intrinsic value of outstanding options exercisable as of March 31, 2024 was $1.1 million.  As of March 31, 2024, stock-based compensation of $0.3 million for unvested options will be recognized over a remaining weighted-average requisite service period of 2 years.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RSU Awards

The RSUs awarded to employees during the three months ended March 31, 2024 vest over three equal annual installments from the date of the grant.  The RSUs are subject to the recipient’s continued service through the applicable vesting date.   The share-based compensation expense to be recognized for these RSUs over the remaining vesting period subsequent to March 31, 2024 is approximately $1.9 million.

The fair value of each RSU was estimated on the date of grant, based on the weighted average price of the Company's stock.  The Company will issue new shares of common stock to satisfy RSUs upon vesting.  The following table summarizes the RSU activity and weighted averages for share-based awards granted under the terms of the 2021 Plan (unaudited):

	Three Months Ended March 31,
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	454,566	$7.35
Granted	88,444	4.24
Vested	(43,874)	10.42
Cancelled/Forfeited	(1,581)	10.76
Outstanding at March 31, 2024	497,555	$6.39

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded stock-based compensation expense in the following expense categories in the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Direct product costs	$24,982	$17,665
Research and development	126,344	65,731
Sales and marketing	65,692	45,459
General and administrative	179,179	139,785
	$396,197	$268,640

No income tax benefits have been recognized in the unaudited interim condensed consolidated statements of operations for stock-based compensation arrangements, and no stock-based compensation costs have been capitalized as property and equipment through March 31, 2024.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. DERIVATIVE LIABILITIES

As of January 1, 2024, the Company had Level 3 derivative liabilities that were measured at fair value at issuance, related to the put options of the Convertible Notes.  On March 28, 2024, the redemption feature of the Company’s Convertible Notes was triggered prompting the Company to mark-to-market the fair value of the bifurcated put options of the Convertible Notes.  As of March 28, 2024, the Company determined that the probability of settlement pursuant to such put option was de minimis and, as a result, the fair value of such bifurcated put options was $0. As of March 31, 2024, the Company had no derivative liabilities as the underlying Convertible Notes were converted into shares of common stock.  See Note 5 – Debt – Convertible Notes for additional details regarding the conversion of the Convertible Notes.  The put options were valued using a discounted cash flow valuation technique.

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2024	$158,000
Change in fair value of derivative liabilities	(158,000)
Ending balance on March 31, 2024	$-

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	March 31, 2024
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$10,209,384

Current portion of operating lease liabilities	Operating lease, current portion	731,952
Noncurrent portion of operating lease liabilities	Operating lease	5,994,557
Total operating lease liabilities		$6,726,509

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$2,258,520

Current portion of finance lease liabilities	Finance lease, current portion	939,975
Noncurrent portion of finance lease liabilities	Finance lease	1,394,430
Total finance lease liabilities		$2,334,405

Lease cost recognized in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	For the Three Months Ended March 31,
	2024	2023
Operating lease cost	$476,891	$296,498

Finance lease cost:
Amortization of lease assets	265,969	314,428
Interest on lease liabilities	45,809	68,918
Total finance lease costs	$311,778	$383,346

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other supplemental information related to leases is summarized as follows:

March 31, 2024
Weighted average remaining lease term (in years):
Operating leases	8.46
Finance leases	2.79

Weighted average discount rate:
Operating leases	11.02%
Finance leases	7.60%

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2024:
Operating cash flows from operating leases	$381,204
Operating cash flows from finance leases	$45,320
Financing cash flows from finance leases	$238,171

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of March 31, 2024 :
	Payments Due by Period
	2024(1)	2025	2026	2027	2028	Thereafter	Total
Operating leases	$1,078,776	$1,233,668	$1,056,589	$1,076,140	$1,096,206	$4,890,149	$10,431,528
Less present value adjustment	528,775	635,214	580,820	524,555	460,933	974,722	3,705,019
Operating lease liabilities	$550,001	$598,454	$475,769	$551,585	$635,273	$3,915,427	$6,726,509

Finance leases	$851,937	$815,150	$722,306	$156,861	$49,664	$10,702	$2,606,620
Less interest	113,148	97,612	46,269	11,256	3,787	143	272,215
Finance lease liabilities	$738,789	$717,538	$676,037	$145,605	$45,877	$10,559	$2,334,405

(1) Amounts are for the remaining nine months ending December 31, 2024.

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

New Headquarters and Design Center

In  July 2021, the Company entered into a lease agreement for its new headquarters and design center (also in Greensboro, North Carolina), with a lease term of ten years and two months from the date the Company commences occupancy, which occurred in the first quarter of 2023.  Under the lease agreement, the Company is responsible for certain insurance and maintenance expenses, which are not part of the minimum lease payments.  In addition, the lease agreement contains scheduled rent increases.  Upon taking control of the building, the related rent expense for the lease is calculated on a straight-line basis according to the lease's rental terms.  The Company commenced remitting scheduled lease payments in the second quarter of 2023.  The Company anticipates an annual lease expense of approximately $1.5 million over the term of the lease.  Lease expense recognition commenced in the first quarter of 2023.  The initial lease payment was made in the second quarter of 2023.  As disclosed in Note 5, the total cost of the new building asset additions were $7.7 million, with the Company being responsible for the balance in excess of the landlord's $3.5 million allowance (the "excess construction costs") plus deferral fees and interest.

In conjunction with the Company's move into the new headquarters and design center in early 2023, the Company entered into a financing lease arrangement related to furniture for the new office facilities in  April 2022.  The total cost of the furniture financed was$1.1 million, which included tax, freight, interim storage, and installation labor.  The Company was responsible for paying interest-only payments to the financing company related to the furniture procurement order (interest on principal of $496 thousand) placed in April 2022 prior to the first scheduled principal financing payment, which occurred in August 2022 ($246 thousand).  The Company made interest-only payments to the financing company related to the furniture procurement order through August 2022 in the amount of $17 thousand.  The total scheduled principal and interest payments to be made after March 31, 2024 related to the furniture financing are $277 thousand.

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

Legal

In the ordinary course of business, the Company may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s unaudited interim condensed consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at March 31, 2024, or December 31, 2023.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements.  As a result, no liability for these agreements has been recorded at March 31, 2024, or December 31, 2023.

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

Salary Deferral Program

The Company introduced a voluntary salary deferral program in order to facilitate increased employee ownership in the Company, whereby all employees were offered the opportunity to defer a portion of their salaries, in anticipation of some or all of the deferred payments being invested in a future capital raise.  Beginning June 28, 2023, Ryan Pratt, CEO and Chairman of the Company, Mark Mason, the Company’s Chief Operating Officer, John Berg, the Company’s Chief Financial Officer, and Kellie Chong, Chief Business Officer, elected to defer approximately 68%, 68%, 52%, and 25%, respectively, of their salaries as participants in the program along with a number of other employees.  The Company subsequently terminated this program and effective September 4, 2023, the Company’s entire executive management team, including Ryan Pratt, CEO and Chairman of the Company, John Berg, the Company’s Chief Financial Officer, Mark Mason, the Company’s Chief Operating Officer, and Kellie Chong, the Company’s Chief Business Officer, voluntarily reduced their salaries by 20% as part of a plan by the Company to reduce expenses.  Following the closing of the 2024 Private Placement, the Board of Directors reinstated the salaries of the management team, effective January 1, 2024.  The voluntary salary deferred payments were repaid to employees in March 2024.

10. INCOME TAXES

The Company did not have any income tax expense for the three months ended March 31, 2024 or 2023.

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2024 and 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to a valuation allowance.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets.  Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability.  Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of March 31, 2024, and December 31, 2023.

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

Potential 382 Limitation

At December 31, 2023, the Company had federal NOL and R&D credit carryforwards of approximately $26,826,582 and $858,020, respectively, which are generally available to offset future taxable income subject to any future "ownership change."

The Company’s ability to utilize its net operating loss ("NOL") and research and development ("R&D") credit carryforwards may be substantially limited due to ownership changes that could occur in the future, as provided under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), as well as similar State provisions.  These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of a company's outstanding stock by certain stockholders or public groups.

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

In 2022, the Company's tax advisors completed a study to assess whether one or more ownership changes had occurred since the Company became a loss corporation under the definition of Section 382.  At that time, it was determined that the Company had not experienced any "ownership changes" since 2014.  As of March 31, 2024, the Company does not believe that an ownership change has occurred. As a result, as of March 31, 2024, no amounts were considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC-740.  The Company has a full deferred tax valuation allowance as of  March 31, 2024.

11. Related Party Transactions

See Note 5 – Debt – Convertible Notes for details regarding the conversion of the Convertible Notes in connection with the 2024 Private Placement.

See Note 5 – Debt – Salem Loan Facility for details regarding AMB Investments, LLC participation in the Salem Loan Facility, and the debt conversion in connection with the 2024 Private Placement.

Participation in the 2024 Private Placement

Certain existing shareholders, including investors affiliated with certain of our directors and officers, purchased an aggregate of 612,473 Units in conjunction with the initial closing of the 2024 Private Placement on March 28, 2024.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Code.  The Company’s contributions to the plan are at the discretion of executive management with board of directors advisement.  Under the 401(k) plan, the Company may contribute up to four percent (4%) of eligible employee salaries.  The Company made $82,621 and $89,636 of contributions to the plan in the three months ended March 31, 2024 and 2023, respectively.

13. Subsequent Events

Management has evaluated subsequent events occurring after March 31, 2024, through May 14, 2024, the date the unaudited interim condensed consolidated financial statements were issued, and concluded the following subsequent events have occurred during that period but were not recognized in the unaudited interim condensed financial statements.  Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.

Acquisition of GaN Device Portfolio from Gallium Semiconductor

On April 26, 2024, the Company finalized the acquisition of Gallium Semiconductor's entire portfolio of GaN power amplifiers and front-end modules. The Company acquired all previously released components as well as new cores under development at Gallium Semiconductor. Additionally, all associated intellectual property (IP) has been transferred to the Company as part of this portfolio acquisition. By integrating these assets, the Company intends to significantly enhance its ongoing efforts to develop and commercialize a new line of GaN devices tailored for wireless infrastructure, military, and satellite communications applications.  The Company did not acquire any employees or facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read together with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 29, 2024.

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

FIRST QUARTER FISCAL 2024 FINANCIAL HIGHLIGHTS

● Revenue for the first quarter of fiscal 2024 increased 57.6% as compared to the first quarter of fiscal 2023, primarily due to higher demand for our wireless infrastructure products (up 405%) and repeaters and attenuators (up 90%), compared to the prior year period.  In the first quarter of 2024, the Company experienced a significant increase in wireless infrastructure business due to a key design ramp with a new customer.  In the first quarter of 2024, new customer sales as well as existing customer sales both contributed to the increased demand for our products with new customer sales up 284% from the first quarter of 2023 and existing customer sales up 21%.

●Gross profit for the first quarter of fiscal 2024 was 62.8% of revenues as compared to 56.6% for the first quarter of fiscal 2023.  The Company's contribution margin increased to 73.8% in the first quarter 2024, from 73.1% in the first quarter 2023, as product mix and a shift to higher margin wireless infrastructure products.  Over these same periods, overhead spending increased slightly in absolute terms (less than $0.1 million), and as a percentage of sales it decreased from 16.5% in the first quarter of 2023 to 11.0% in the first quarter of 2024.

● Operating loss was $1.8 million for the first quarter of 2024, as compared to $3.7 million for the first quarter of 2023.  This decrease in operating loss was primarily due to higher revenues and gross profits which grew at a significant pace while operating expenses decreased 10% due to reductions in wages and benefits.  Operating expenses decreased $0.5 million from $5.5 million for the three months ended December 31, 2023, to $5.0 million for the three months ended March 31, 2024. Relative to sales, operating expenses decreased as a percentage (98% in the first quarter of 2024 vs. 170% in the first quarter of 2023).  R&D costs decreased 13% when compared to the prior year period.  Sales and marketing remained flat at $1.4 million while administrative costs reduced slightly by 6%.

● Net loss per share was $0.42 and $0.62 for the first quarter of fiscal 2024 and 2023, respectively.

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

	Three Months Ended March 31,
	2024 (unaudited)	2023 (unaudited)
Key Metrics
Number of products released	2	2
Number of total products	133	121
Number of products with lifetime revenue exceeding $100 thousand	67	54
Product backlog	$8.3 million	$6.50 million

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

Results of Operations

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Revenues	$5,091,249	$3,230,888
Direct product costs	1,870,675	1,403,345
Gross profit	3,220,574	1,827,543
Operating expenses:
Research and development	2,251,533	2,586,169
Sales and marketing	1,352,909	1,361,949
General and administrative	1,454,695	1,546,163
Total operating expenses	5,059,137	5,494,281
Operating loss	(1,838,563)	(3,666,738)
Other income (expenses):
Interest expense	(1,684,787)	(341,857)
Change in fair value of derivative liabilities	158,000	—
Other income (expenses)	(7,202)	7,177
Total other income (expenses), net	(1,533,989)	(334,680)
Net loss	$(3,372,552)	$(4,001,418)

Comparison of the three months ended March 31, 2024 and 2023 (unaudited):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues	$5,091,249	$3,230,888	1,860,361	58%

Revenues increased $1.9 million to $5.1 million for the three months ended March 31, 2024, as compared to $3.2 million for the three months ended March 31, 2023.  The increase in revenues was attributable to a $1.3 million increase in wireless infrastructure product shipments as design wins at new customers drove volume up.  Revenues were also impacted by increased demand from to our international customers, which doubled to $0.7 million.  Our catalogue products also enjoyed healthy increases growing by 97% to $2.1 million.  The only category to decline over this period was our automotive products which saw a pause in its growth from the growth experienced over the last few years.  Automotive products declined 19% from $1.7 million to $1.4 million.

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue.  Using this definition, Guerrilla RF had one major customer, RFPD, during the three months ended March 31, 2024, and March 31, 2023.  RFPD, a large product distributor serving numerous end-user customers, generated 82% and 84% of product revenue for the three months ended March 31, 2024 and 2023, respectively.  Our existing product sales increased from $2.9 million for the three months ended March 31, 2023 to $4.4 million for the three months ended March 31, 2024, as a result of increased sales from new and existing design wins that ramped in 2024..  We also continue to grow our business through the acquisition of new customers.  Sales to new customers grew 284% to $2.0M for the three months ended March 31, 2024, compared to $0.5M for the three months ended March 31, 2023.

Nonproduct (royalty and non-recurring engineering ("NRE")) revenues were down $0.2 million for the three months ended March 31, 2024, compared to March 31, 2023,  at essentially $0.

International shipments grew substantially at 100% from $0.3 million to $0.7 million  (approximately 14% of Q1 2024 sales) for the three months ended March 31, 2024 and 2023.

Direct Product Costs and Gross Profit

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Direct product costs	$1,870,675	$1,403,345	467,330	33%
Gross profit	$3,220,574	$1,827,543	1,393,031	76%

Direct product costs increased $0.5 million to $1.9 million for the three months ended March 31, 2024, compared to $1.4 million for the three months ended March 31, 2023.  The 35% increase in direct product cost was driven by a sales volume increase of 58%.  Increases in direct product costs were less than increases in revenues as product mix resulted in lower costs relative to revenue.  Gross profit as a percentage of sales increased from 56.6% for the first quarter of 2023, to 62.8% for first quarter of 2024 driven by higher contribution margins from product mix shifts.

Research and Development Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Research and development	$2,251,533	$2,586,169	(334,636)	(13)%

Research and development expenses decreased $0.3 million to $2.3 million for the three months ended March 31, 2024, compared to $2.6 million for the three months ended March 31, 2023.  The decrease was attributable to a slight decrease in wages and benefits of ($0.1 million), a decrease of ($0.2 million) in facilities, information technology support and lab expenses, and ($0.1 million) of reductions on R&D prototyping activities.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Sales and marketing	$1,352,909	$1,361,949	(9,040)	(1)%

Sales and marketing expenses remained flat at $1.4 million for the three months ended March 31, 2024 and 2023. Staffing costs remained relatively consistent year over year as did sales and marketing spending and travel and other related expenses.

General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
General and administrative expenses	$1,454,695	$1,546,163	(91,468)	(6)%

General and administrative expenses remained relatively flat at $1.5 million for the three months ended March 31, 2024 and 2023. Within general and administrative expenses salaries and benefits decreased slightly by ($0.1 million) due to staffing changes while facilities ands certain support costs increased lightly by $0.1 million.

Other Income (Expenses)

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Interest expense	$(1,684,787)	$(341,857)	$(1,342,930)	393%
Change in fair value of derivative liabilities	$158,000	$—	$158,000	0%
Other income (expense)	(7,202)	7,177	$(14,379)	-
Total other income (expenses), net	$(1,533,989)	$(334,680)	$(1,199,309)	358%

Interest expense increased approximately $1.3 million to $1.7 million for the three months ended March 31, 2024, compared to $0.3 million for the three months ended March 31, 2023.  The increase was attributable to two debt facilities the Company originally entered into during fiscal 2022.  The first is an asset-based loan with a total available draw of up to $3.75 million secured by inventory and accounts receivables, established in June 2022.  The second is a $12 million commercial loan facility of which the Company has drawn fully as of March 31, 2024, This facility was initially established in the third quarter of 2022 and matures in January 2026.

Other income was insignificant in both the first three months ended March 31, 2023 and 2024.

Liquidity and Capital Resources

Our primary source of liquidity has been cash raised from private placements and debt financing.  As of March 31, 2024, we had cash resources of $3.6 million.  We also have two loan facilities, one of which is for up to $3.75 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our unaudited condensed consolidated financial statements), and the other of which is for up to $12.0 million with a different lender (referred to as the Salem Loan Facility, also described in Note 5 to our unaudited condensed consolidated financial statements).  As of March 31, 2024, we had drawn down $2.2 million under the Spectrum Loan Facility and $12.0 million under the Salem Loan Facility.  On March 28, 2024 we completed the initial closing of the 2024 Private Placement of approximately $5 million, raising net cash proceeds of approximately $3 million, after deduction of expenses and the conversion of existing debt.  On April 7, 2024, we completed a second closing, raising net cash proceeds of approximately $0.1 million after deduction of expenses.  The Company believes that its existing cash and cash equivalents following this raise will provide sufficient resources to support operations through the rest of this fiscal year and beyond. However, we may seek additional funding opportunities if management believes such funds can be successfully invested in business opportunities for the Company.

As described in Note 1 to our consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at March 31, 2024 of $46.4 million.  We expect losses and negative cash flows to continue in the near term, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our Company grows.  We plan to continue to invest in the implementation of our long-term strategic plan and we anticipate that we will continue to narrow cash burn from historical levels so that cash reserves will provide the necessary working capital to conclude the Company is a going concern.

Cash (used in) provided by:

	Three Months Ended March 31,
	2024	2023

Operating activities	$(842,394)	$(5,835,386)
Investing activities	(26,000)	(117,799)
Financing activities	3,687,786	3,490,346
Net increase (decrease) in cash	$2,819,392	$(2,462,839)

Operating Activities

Cash used in operating activities was $0.8 million and $5.8 million for the three months ended March 31, 2024 and 2023, respectively.  Cash used in operating activities for the three months ended March 31, 2024 was principally due to our net loss of $3.4 million, non-cash items of $1.9 million, increase in accounts receivables of $0.7 million, inventories of $0.2 million, and offset by payable and accrued liabilities increase of $1.4 million.  For the three months ended March 31, 2024, non-cash items that were a part of the net operating loss included depreciation and amortization of $0.4 million, stock-based compensation of $0.4 million, and non-cash and accretion of notes payable of $1.2 million.

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

Investing Activities

Cash used in investing activities was $26 thousand and $118 thousand for the three months ended March 31, 2024 and 2023, respectively.  Cash used in investing activities resulted from capital expenditures on property and equipment for all periods presented.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 of $3.7 million was primarily attributable to net proceeds of $3.0 million from private placement equity financing, $1.0 million of additional net debt financing, and $0.3 million of payments related finance leases and insurance premiums.

Cash provided by financing activities for the three months ended March 31, 2023 of $3.5 million was primarily attributable to net private placement offering proceeds of $3.7 million, partially offset by principal payments on capital leases.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of March 31, 2024 (unaudited).  As mentioned above, associated with the move into our new business headquarters and design center in the first quarter of 2023, the Company paid what it anticipates was its final payment of $66 thousand of excess construction costs and related interest and deferral fees for which it will be responsible in April 2023.  The Company does not anticipate any further excess construction costs and related interest and deferral fees subsequent to March 31, 2024 that would be material to the Company's reported financial results.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$840,039	$840,039	$—	$—	$—
Long-term notes	12,003,000	—	12,003,000	—	—
Long-term debt	634,717	—	402,873	231,844	—
Short-term debt	2,839,529	2,839,529	—	—	—
Operating lease obligations	6,726,509	731,952	892,272	1,186,858	3,915,427
Finance lease obligations	2,334,405	939,975	1,192,389	191,482	10,559
Total	$25,378,199	$5,351,495	$14,490,534	$1,610,184	$3,925,986

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2022, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Other than as described under Note 2 to our audited consolidated financial statements, the Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024, have not materially changed.

We believe that the accounting policies described below involve a greater degree of judgment and complexity.  Accordingly, these are the policies we think are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Liquidity and Going Concern

We have fully drawn down all available funds under the Salem Loan Facility ($12.0 million).  We continue to utilize to our fullest ability our asset-based line with Spectrum, which we refer to as the Spectrum Loan Facility.  On March 28, 2024, we completed the initial closing of the 2024 Private Placement of approximately $5 million, raising net cash proceeds of approximately $3 million, after deduction of expenses and the conversion of existing debt.  On April 7, 2024, we completed a second closing, raising net cash proceeds of approximately $0.1 million after deduction of expenses.  In addition, on March 28, 2024, Salem extended the maturity date of the Salem Loan Facility from April 30, 2024 to January 31, 2026.

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

The Company had a cash balance of $3.6 million as of March 31, 2024.  As of March 31, 2024, the outstanding balance under the Spectrum Loan Facility was $2.2 million and the outstanding balance under the Salem Loan Facility was $12.0 million.  The Company believes that its existing cash and cash equivalents will provide sufficient resources to support operations through fiscal 2024 and into 2025.  If the Company experiences unexpected downturn in business or pressure on its gross margins it may find that cash reserves become very low and endanger the ability to continue operations as the company wishes to.  If the Company is unable to secure additional funding in such situations it may be unable to fund ongoing operations and pay its obligations as they become due. The Company must also make arrangements to renew or replace the Spectrum and Salem Loan Facilities before they mature. There is no assurance that appropriate additional funding will be available on terms which are acceptable to the Company, or at all.  This requirement for additional funding and the renewal of existing loan facilities raises substantial doubt about the Company’s ability to continue as a going concern. This requirement for additional funding and the renewal of existing loan facilities raises substantial doubt about the Company’s ability to continue as a going concern.

Share-Based Compensation

We recognize the grant-date fair value of share-based awards issued as compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award.  To date, we have not issued awards where vesting is subject to performance or market conditions.  The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the fair value of the underlying common stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield, the most critical of which is the estimated fair value of our common stock.

The estimated fair value of each grant and modification of stock options awarded during fiscal 2024 and 2023 was determined using the following methods and assumptions:

●	Fair value of common stock. Market trading value.
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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of  March 31, 2024.

Changes in Internal Control over Financial Reporting

In order to address our significant deficiency, we have improved our processes for the review of lease modifications, terminations and additions at a detailed level at the senior financial management level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings.  From time to time, we may become involved in lawsuits and legal proceedings that arise in the ordinary course of business.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements of Section 16 Reporting Persons

During the quarter ended March 31, 2024 no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common stock (i.e. directors, certain large shareholders and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization among Laffin Acquisition Corp., Guerrilla RF Acquisition Co. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	2.1	October 27, 2021
3.1	Certificate of Merger relating to the merger of Guerrilla RF Acquisition Co. with and into Guerrilla RF, Inc., filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.1	October 27, 2021
3.2	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.3	Amended and restated bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
4.1	Form of Lock Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.3	April 1, 2024
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 3, 2023)	8-K	000-56238	10.2	January 3, 2023
4.4	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.2	April 1, 2024
10.1	Securities Purchase Agreement, dated March 28, 2024, between the Company and the Purchasers listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.1	April 1, 2024
10.2	Registration Rights Agreement, dated March 28, 2024, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.4	April 1, 2024
10.3	Amendment No. 1 to Amended and Restated Loan Agreement, dated March 28, 2024, between the Company and Salem Investment Partners V, Limited Partnership (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.5	April 1, 2024
31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of John Berg, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of John Berg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page from the Registrant’s from Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: May 14, 2024	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

GUERRILLA RF, INC.

Date: May 14, 2024	By:	/s/ John Berg
John Berg Chief Financial Officer (principal financial officer)