Form 10-Q
period 2024-06-30
Guerrilla RF, Inc.
filed 2024-08-13
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 2, 2024
Common Stock, $0.0001 par value	10,123,045

GUERRILLA RF, INC.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024

i

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

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023

Assets
Cash	$641,385	$781,318
Accounts receivable, net	2,143,754	2,079,111
Inventories, net	1,663,227	1,533,592
Prepaid expenses	410,415	458,313
Total Current Assets	4,858,781	4,852,334

Deferred offering costs	55,730	-
Intangible assets, net	354,787	-
Operating lease right-of-use assets	9,916,247	10,500,620
Property, plant, and equipment, net	3,041,743	3,659,084
Total Assets	$18,227,288	$19,012,038

Liabilities and Stockholders' Equity (Deficit)
Accounts payable and accrued expenses	$2,054,927	$2,099,537
Short-term debt	1,846,010	1,628,667
Derivative liabilities	-	158,000
Operating lease liability, current portion	710,863	745,969
Finance lease liability, current portion	870,448	978,543
Convertible notes	-	78,905
Convertible notes - related parties	-	700,189
Notes payable, current portion, net	-	10,948,668
Total Current Liabilities	5,482,248	17,338,478

Long-term debt	579,453	698,600
Operating lease liability	5,812,538	6,176,508
Finance lease liability	1,221,683	1,593,979
Notes payable	10,508,591	-
Total Liabilities	23,604,513	25,807,565

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,056,454 and 7,893,205 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,006	789
Additional paid-in capital	42,790,374	36,243,146
Accumulated deficit	(48,168,605)	(43,039,462)
Total Stockholders' Equity (Deficit)	(5,377,225)	(6,795,527)
Total Liabilities and Stockholders' Equity (Deficit)	$18,227,288	$19,012,038

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product	$6,109,732	$3,575,312	$11,199,505	$6,615,721
Royalties and non-recurring engineering	822	204,022	2,298	394,501
Total	6,110,554	3,779,334	11,201,803	7,010,222

Direct product costs	2,120,281	1,549,881	3,990,956	2,953,226

Gross Profit	3,990,273	2,229,453	7,210,847	4,056,996

Operating Expenses:
Research and development	2,412,541	2,652,989	4,664,074	5,239,158
Sales and marketing	1,583,377	1,629,944	2,936,286	2,991,893
General and administrative	1,190,990	1,377,342	2,645,685	2,923,505
Total Operating Expenses	5,186,908	5,660,275	10,246,045	11,154,556

Operating Loss	(1,196,635)	(3,430,822)	(3,035,198)	(7,097,560)

Interest expense	(856,468)	(389,012)	(2,541,255)	(730,869)
Change in fair value of derivative liabilities	-	-	158,000	-
Other income (expense)	296,512	(1,248)	289,310	5,929
Total Other Expenses, net	(559,956)	(390,260)	(2,093,945)	(724,940)
Net Loss	$(1,756,591)	$(3,821,082)	$(5,129,143)	$(7,822,500)

Net loss per share - basic and diluted	$(0.17)	$(0.56)	$(0.57)	$(1.18)

Weighted average common shares outstanding - basic and diluted	10,040,069	6,801,929	9,014,771	6,653,213

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
January 1, 2024	$-	$789	36,243,146	$(43,039,462)	$(6,795,527)
Net loss	-	-	-	(3,372,552)	(3,372,552)
Equity financing, net of issuance costs	-	202	5,750,870	-	5,751,072
Net settled RSUs	-	-	(5,872)	-	(5,872)
Share-based compensation	-	4	396,193	-	396,197
March 31, 2024	$-	$995	$42,384,337	$(46,412,014)	$(4,026,682)
Net loss	-	-	-	(1,756,591)	(1,756,591)
Stock options exercised	-	-	6,000	-	6,000
Equity financing, net of issuance costs	-	5	62,809	-	62,814
Net settled RSUs	-	-	(802)	-	(802)
Share-based compensation	-	6	338,030	-	338,036
June 30, 2024	$-	$1,006	$42,790,374	$(48,168,605)	$(5,377,225)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity
January 1, 2023	$-	$621	$29,427,440	$(27,073,168)	$2,354,893
Net loss	-	-	-	(4,001,418)	(4,001,418)
Equity financing, net of issuance costs	-	53	3,658,622	-	3,658,675
Shares issued for prepaid services	-	1	99,999	-	100,000
Share-based compensation	-	3	268,637	-	268,640
March 31, 2023	$-	$678	$33,454,698	$(31,074,586)	$2,380,790
Net loss	-	-	-	(3,821,082)	(3,821,082)
Equity financing, net of issuance costs	-	1	96,756	-	96,757
Share-based compensation	-	-	330,177	-	330,177
June 30, 2023	$-	$679	$33,881,631	$(34,895,668)	$(1,013,358)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(5,129,143)	$(7,822,500)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	750,192	821,374
Share-based compensation	734,233	598,817
Non-cash interest expense related to debt financing	340,850	106,157
Accretion of notes payables	1,162,803	67,720
Shares issued for prepaid services	-	45,833
Change in fair value of derivative liabilities	(158,000)	-
Changes in assets and liabilities:
Accounts receivable	(64,643)	(860,130)
Inventories	(129,635)	(105,267)
Prepaid expenses	297,505	389,091
Accounts payable and accrued expenses	(7,050)	(1,870,167)
Operating lease liability	185,297	(301,541)
Net cash used in operating activities	(2,017,591)	(8,930,613)

Cash flows from investing activities
Purchases of property, plant, and equipment	(111,085)	(93,141)
Purchases of intangible assets	(360,800)	-
Net cash used in investing activities	(471,885)	(93,141)

Cash flows from financing activities
Proceeds from stock options exercised	6,000	-
Proceeds from notes payable, derivative liabilities and factoring agreement	9,008,815	6,365,824
Principal payments of notes payable and recourse factoring agreement	(8,834,934)	(4,289,941)
Proceeds from equity financing, net	3,019,643	3,755,432
Principal payments on finance lease	(480,445)	(543,180)
Repayment of finance insurance premiums	(339,536)	(291,782)
Payment of deferred offering costs	(30,000)	(75,000)
Net cash provided by financing activities	2,349,543	4,921,353

Net decrease cash	(139,933)	(4,102,401)

Cash, beginning of period	781,318	4,340,407
Cash, end of period	$641,385	$238,006

Noncash investing and financing transactions:
Modifications on finance leases	$54	$-
Conversion of debt into equity	$2,794,243	$-
Property and equipment additions included in accounts payable	$15,699	$-
Shares issued for prepaid services	$-	$100,000
Financing of property and equipment	$-	$512,389
Financing of insurance premiums and software	$249,607	$173,360
Right-of-use assets obtained through operating lease	$-	$7,289,971
Financing of mask set and wafer	$-	$369,421

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q ("Form 10-Q"), and are presented in U.S. dollars.  Accordingly, they do not include all of the information and notes required by GAAP for annual consolidated financial statements.  Any reference in these Notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).  The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Guerrilla RF Operating Corporation, which was merged with and into the Company on May 30, 2023.  All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2023 ("2023 Form 10-K").  This report should be read in conjunction with our 2023 Form 10-K filed with the SEC on March 29, 2024.  In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2024 and its results of operations, cash flows, and changes in stockholders' equity (deficit) for the three and six months ended June 30, 2024 and 2023.  The results for the three and/or six months ended June 30, 2024 are not necessarily indicative of the results expected for any future period or the full year.

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

Use of Estimates

The preparation of our unaudited interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related disclosures.  The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and reported amounts of revenue and expenses during the reporting period.  The Company’s significant estimates and judgments involve the valuation of share-based compensation, and the valuation of equity financing.  Accordingly, actual results could differ from those estimates.

Reclassifications

Certain prior period balance sheet and cash flow amounts have been reclassified to conform to the Company's fiscal 2024 presentation.  These reclassifications have no impact on the Company's previously reported net loss.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at June 30, 2024, and December 31, 2023 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.  The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC).  To date, the Company has not experienced any losses on its cash deposits.

The Company’s accounts receivable are derived from revenue earned from customers located inside and outside of the U.S.  Major customers are defined as those generating revenue in excess of 10% of the Company’s aggregate annual revenue.  The Company hadone major distributor customer, Richardson RFPD, Inc. ("RFPD").  RFPD, a large product distributor serving numerous end-user customers, accounted for 80% and 82% of product shipment revenue for the six months ended June 30, 2024 and 2023, respectively.  Accounts receivable from RFPD represented 55% and 81% of accounts receivable at June 30, 2024 and December 31, 2023, respectively.

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

The Company has a loan facility (the 'Spectrum Loan Facility') with a specialty lender, Spectrum Commercial Services Company, L.L.C ('Spectrum').  The Spectrum Loan Facility provides for advance payments up to $3.75 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of June 30, 2024, there were $1.4 million of advances outstanding under the Spectrum Loan Facility.  At March 31, 2024, $0.4 million of excess collateral was due from Spectrum, which is included in accounts receivable on the unaudited interim condensed consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2024 and 2023, the Company had $0 and $250 thousand, respectively, of revenue from contracts with customers to be recognized over time as the services are delivered to the customer.  Certain nonrecurring engineering service revenues are recognized over time as the services are delivered to the customer.  As of June 30, 2024 and 2023, the Company did not have any contractual liabilities where performance obligations have not yet been satisfied. During the quarters ended June 30, 2024 and 2023, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations because a net loss existed for the three and six months ended June 30, 2024 and 2023.  There were 10,040,069 and 6,801,929 weighted average shares outstanding for the three months ended June 30, 2024 and 2023, respectively.  All warrants, options, and unvested restricted stock units were excluded from the calculation of net loss per share for the periods presented.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following potentially dilutive securities have been excluded from the computation of basic shares for the three months ended June 30, 2024 and 2023 (unaudited), as they would be anti-dilutive:

	Three Months Ended June 30,
	2024	2023
Common stock warrants	2,895,709	824,340
Restricted stock units	588,746	195,187
Stock options	576,298	611,367
	4,060,753	1,630,894

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

Asset Acquisition

On April 26, 2024, the Company finalized the acquisition of Gallium Semiconductor's entire portfolio of GaN power amplifiers and front-end modules for $0.4 million which was funded by cash on hand. The Company acquired all previously released components as well as new cores under development at Gallium Semiconductor. Additionally, all associated intellectual property (IP) has been transferred to the Company as part of this portfolio acquisition. By integrating these assets, the Company intends to significantly enhance its ongoing efforts to develop and commercialize a new line of GaN devices tailored for wireless infrastructure, military, and satellite communications applications.  The Company did not acquire any employees or facilities. The acquisition was accounted for as an asset acquisition in accordance with ASC Topic 805. The Company recorded a definite-lived developed technology intangible asset of $0.4 million that will be amortized over 10 years.

Going Concern

Beginning in the fourth quarter of 2021, the Company disclosed conditions and events, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern. Subsequent to June 30, 2024, the Company has taken steps to improve our liquidity. On August 2, 2024, the Company issued 22,000 shares of preferred stock raising proceeds of $21.6 million, net of transaction expenses. Additionally, the Company refinanced its loan facility (the 'Salem Loan Facility') with Salem Investment Partners V, Limited Partnership ('Salem') to (i) reduce the outstanding principal balance from $12.0 million to $4.5 million, (ii) extend the maturity date from January 31, 2026 to December 31, 2028, and (iii) reduce the interest rate from 14% (comprising 3% payment-in-kind (deferred) and 11% cash) to 12% cash.

Management has assessed the Company's ability to continue as a going concern for one year from the financial statement issuance date for the fiscal quarter ended June 30, 2024. Based on the actions described above, the Company has alleviated the substantial doubt previously disclosed and has sufficient liquidity to satisfy our obligations over the next twelve months.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. INVENTORIES

Inventories are summarized as follows:

	June 30, 2024
	(unaudited)	December 31, 2023
Raw materials	$518,410	$488,548
Work-in-process	93,638	132,511
Finished goods	1,074,448	922,194
Inventory allowance	(23,269)	(9,661)
Inventory, net	$1,663,227	$1,533,592

4. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2024
	(unaudited)	December 31, 2023
Production assets	$2,028,156	$1,927,958
Computer equipment and software	959,222	937,957
Lab equipment	3,588,613	3,588,560
Office furniture and fixtures	1,290,329	1,328,570
Leasehold improvements	171,257	228,143
Construction in progress	5,322	-
	8,042,899	8,011,188
Less accumulated depreciation	(5,001,156)	(4,352,104)
	$3,041,743	$3,659,084

Depreciation and amortization expense was $750,192 and $821,374 for the six months ended  June 30, 2024 and 2023, respectively.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. DEBT

Spectrum Loan Facility

On June 1, 2022 (the "Spectrum Effective Date"), the Company entered into the Spectrum Loan Facility with Spectrum. Pursuant to the terms of the General Credit and Security Agreement (the "Credit Agreement"), the Company could borrow monies to purchase eligible equipment in an amount equal to the lesser of (i)  75% of the cost of such eligible equipment and (ii) $500,000; provided that this maximum eligibility will automatically be reduced by 1/48 th  each month during the term of the facility. The Credit Agreement also allows for additional borrowing in an amount equal to the lesser of (i) 50% of the net amount of eligible inventory (as defined in the Credit Agreement), (ii) $350,000, and (iii) 50% of the purchased accounts receivable outstanding under the related Assignment of Accounts and Security Agreement (the “AR Agreement”).

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

The initial term of the Spectrum Loan Facility was 24 months from the Spectrum Effective Date, unless earlier terminated as per the terms of the Spectrum Loan Facility.  The term of the facility automatically renews for an additional two year period unless either party provides at least 60 days’ notice prior to the expiration date.  The term automatically renewed on June 1, 2024.  In the event of an early termination of the AR Agreement by the Company or resulting from the Company’s default or other circumstances impacting the Company (including bankruptcy, reorganization, sale of assets, and cessation of business), the Company will be required to pay a prepayment fee.

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

The Spectrum Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.  As of  June 30, 2024, the Company was in compliance with these covenants and restrictions.

The Company has borrowed $1.4 million under the Spectrum Loan Facility as of June 30, 2024.  The Company includes the interest expense of the Spectrum Loan Facility ($110 thousand) as part of its interest expense on its unaudited interim condensed consolidated statements of operations, and the total amount of $1.4 million borrowed under the Spectrum Loan Facility is included as short-term debt on the consolidated balance sheet as of June 30, 2024.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Salem Loan Facility

On  August 11, 2022, the Company entered into the Salem Loan Facility. The Salem Loan Facility provided financing to the Company in the aggregate amount of up to $8.0 million, with an initial advance of $5.0 million.  In addition to a 2.0% closing fee, the Company issued Salem 25,000 shares of common stock as consideration for the Salem Loan Facility.  The Company agreed to issue up to an additional 25,000 shares of common stock in the event Salem advanced the additional $3.0 million.

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

On  March 28, 2024, Salem extended the maturity date of the Salem Loan Facility from  April 30, 2024 to  January 31, 2026.  Additional revisions included changing the interest rate to (i) 3% payment-in-kind and (ii) 11% cash interest for the entire Salem Loan Facility. In addition the Company paid Salem an aggregate fee of $100,000 in connection with the revisions and $654,308 of outstanding paid-in-kind interest was exchanged for 261,723 shares of common stock and five-year warrants to purchase 261,723 shares of common stock at an exercise price of $2.50 per share in connection with the closing of a private placement offering in late March and early April, 2024 (' the 2024 Private Placement') referenced in Note 6. The Company determined that the maturity extension and revisions should be accounted for as troubled debt restructuring pursuant to ASC 470.  As a result of the troubled debt restructuring, (i) a new effective interest rate of 16.9% was established, and (ii) the aggregate of $100,000 of fees paid to the lender was recorded as debt discount to be amortized over the remaining term of the debt, and (iii) additional debt discount in the amount of $1,278,516 was recorded and to be amortized over the remaining term of the debt, which represents the difference between $654,308 of paid-in-kind interest exchanged for common stock and warrants with an aggregate fair value of $1,932,824 in connection with the 2024 Private Placement.

As of June 30, 2024, the total amount the Company has financed under the Salem Loan Facility is:

Principal amount of promissory notes payable	$12,000,000
Accrued interest	94,253
Less: unamortized debt issue costs	(137,933)
Less: unamortized debt discount	(1,447,729)
Notes payable, net	$10,508,591

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

As part of the aforementioned  August 2022 lease amendment, the Company made the landlord an initial payment of $1.3 million towards the excess construction costs and related financing costs.  The August 2022 lease amendment included new financing terms for the excess construction costs, which included a deferral fee (2% per annum) and interest (18% per annum).  Thus, the Company paid the landlord a 2% deferral fee which was applied to all excess construction costs as invoiced by the landlord.  The Company also paid 18% interest on all excess construction costs and deferral fees from the date the landlord invoiced them until the Company remitted payment.  The initial payment of $1.3 million towards the excess construction costs was applied first to accrued interest, then to the deferral fee, and then to excess construction costs.  The Company has paid the remaining balance of the excess construction costs of $3.2 million, with the last payment in April 2023.  The Company does not owe the landlord for any further excess construction costs as of June 30, 2024.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Maturity

As of June 30, 2024, debt (as discounted) is expected to mature as follows:

2024	$1,677,788
2025	280,208
2026	12,329,877
2027	192,319
2028	39,525
Thereafter	-
$14,519,717

6. COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $ 0.0001.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that  may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors  may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through June 30, 2024.

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

On  December 30, 2022, the Company completed the initial closing of a private placement (the “2022/23 PIPE”) as it entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with investors (the “Purchasers”) pursuant to which the Company sold 647,057 units (the “Units”), each Unit consisting of one share of the Company’s common stock and one warrant to purchase one-half of a share of common stock.  The purchase price of each Unit was $7.80 per Unit, resulting in gross proceeds at this initial closing of approximately $5.1 million before the deduction of estimated offering expenses of approximately $700,200.  Pursuant to the terms of the 2022/23 Offering, the Company continued to accept subscriptions for Units and had additional closings through  February 28, 2023.  Altogether, the Company sold 1,183,192 Units, resulting in gross proceeds of approximately $9.2 million before the deduction of estimated offering expenses of approximately $1.2 million.

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

On March 28, 2024, the Company completed the initial closing of the 2024 Private Placement as it entered into a Unit Purchase Agreement with investors pursuant to which the Company sold 2,015,293 units (the “2024 Units”), each 2024 Unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock.  The purchase price of each 2024 Unit was $2.50, resulting in gross proceeds at this initial closing of approximately $5.0 million and net cash proceeds of approximately $3.0 million. There were estimated offering expenses of approximately $0.6 million and conversion of convertible debt and accrued interest of approximately $2.8 million. On April 7, 2024, the Company completed a second closing of the 2024 Private Placement. Altogether, the Company sold 2,071,293 2024 Units, resulting in gross proceeds of approximately $5.1 million before the deduction of estimated offering expenses and net cash proceeds of approximately $3.0 million. The warrants are equity classified and had an aggregate issuance date relative fair value of $2.1 million using the Black-Scholes option pricing model with the following assumptions: expected volatility of 58%, risk-free rate of 4.21%, expected term of 5.5 years, and expected dividends of 0.00%.

See Note 5 – Debt – Salem Loan Facility and Convertible Notes Payable for details regarding common stock issued in connection with debt.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Warrants

As mentioned above, on February 28, 2023, the Company completed the 2022/23 PIPE.  Each Unit sold in the 2022/23 PIPE included one warrant to purchase one-half of a share of common stock.  Thus, Units sold in the 2022/23 PIPE included warrants to purchase 769,146 shares, which warrants were issued upon the final closing of the 2022/23 PIPE.  The 769,146 warrant shares comprise 591,656 purchaser warrant shares and 177,490 placement agent warrant shares, each exercisable for a period of five years beginning six months following the final closing of the 2022/23 PIPE.  The 2024 Units sold in the 2024 Private Placement included warrants to purchase a total of 2,071,293 shares of common stock, which warrants were issued upon the final closing of the 2024 Private Placement. Each warrant is exercisable for a period of five years beginning six months following the final closing of the 2024 Private Placement.  As of June 30, 2024, the total amount of outstanding common stock warrants is 2,895,709.

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series.  There is no issued or outstanding preferred stock as of June 30, 2024 or December 31, 2023.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were 8,500 stock options granted in the three months ended June 30, 2024.  The weighted average grant date fair value of stock options granted during the three months ended June 30, 2024 was $1.78.

The value of stock options is recognized as compensation expense using the straight-line method over the vesting period.  Unrecognized compensation costs related to unvested options at June 30, 2024, and 2023 amounted to$272,857 and $459,598 respectively, which are expected to be recognized over an average of three years.

Stock option activity by share is summarized as follows for the three months ended June 30, 2024 (unaudited):

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)
Shares underlying outstanding awards at December 31, 2023	570,748	$7.67	5.98
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	-	-
Shares underlying outstanding awards at March 31, 2024	570,748	$7.67	5.73
Granted	8,500	2.50
Exercised	2,950	2.03
Cancelled/Forfeited	-
Shares underlying outstanding awards at June 30, 2024	576,298	$7.63	5.54
Exercisable options at June 30, 2024	522,291	$5.42	4.58

The aggregate intrinsic value of outstanding options exercisable as of June 30, 2024 was $0.4 million.  As of June 30, 2024, stock-based compensation of $0.3 million for unvested options will be recognized over a remaining weighted-average requisite service period of two years.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RSU Awards

The RSUs awarded to directors during the three months ended June 30, 2024 vest one year from the date of the grant.  The RSUs are subject to the recipient’s continued service through the applicable vesting date.   The share-based compensation expense to be recognized for the RSUs over the remaining vesting period subsequent to June 30, 2024 is approximately $0.3 million.

The fair value of each RSU was estimated on the date of grant, based on the weighted average price of the Company's stock.  The Company will issue new shares of common stock to satisfy RSUs upon vesting.  The following table summarizes the RSU activity and weighted averages for share-based awards granted under the terms of the 2021 Plan (unaudited):

	Three Months Ended June 30,
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2024	497,555	$6.39
Granted	140,000	2.50
Vested	(47,856)	7.88
Cancelled/Forfeited	(953)	8.94
Outstanding at June 30, 2024	588,746	$5.66

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded stock-based compensation expense in the following expense categories in the unaudited interim condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Direct product costs	$49,964	$35,844
Research and development	252,673	131,278
Sales and marketing	131,369	91,257
General and administrative	300,227	340,438
	$734,233	$598,817

No income tax benefits have been recognized in the unaudited interim condensed consolidated statements of operations for stock-based compensation arrangements, and no stock-based compensation costs have been capitalized as property and equipment through June 30, 2024.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. DERIVATIVE LIABILITIES

As of January 1, 2024, the Company had Level 3 derivative liabilities that were measured at fair value at issuance, related to the put options of the Convertible Notes.  On March 28, 2024, the redemption feature of the Company’s Convertible Notes was triggered prompting the Company to mark-to-market the fair value of the bifurcated put options of the Convertible Notes.  As of March 28, 2024, the Company determined that the probability of settlement pursuant to such put option was de minimis and, as a result, the fair value of such bifurcated put options was $0. As of June 30, 2024, the Company had no derivative liabilities as the underlying Convertible Notes were converted into shares of common stock.  See Note 5 – Debt – Convertible Notes Payable for additional details regarding the conversion of the Convertible Notes.  The put options were valued using a discounted cash flow valuation technique.

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2024	$158,000
Change in fair value of derivative liabilities	(158,000)
Ending balance on June 30, 2024	$-

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	June 30, 2024
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$9,916,247

Current portion of operating lease liabilities	Operating lease, current portion	710,863
Noncurrent portion of operating lease liabilities	Operating lease	5,812,538
Total operating lease liabilities		$6,523,401

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$1,996,757

Current portion of finance lease liabilities	Finance lease, current portion	870,448
Noncurrent portion of finance lease liabilities	Finance lease	1,221,683
Total finance lease liabilities		$2,092,131

Lease cost recognized in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	For the Six Months Ended June 30,
	2024	2023
Operating lease cost	$949,552	$728,634

Finance lease cost:
Amortization of lease assets	531,939	630,987
Interest on lease liabilities	87,514	135,338
Total finance lease costs	$619,453	$766,325

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other supplemental information related to leases is summarized as follows:

June 30, 2024
Weighted average remaining lease term (in years):
Operating leases	8.34
Finance leases	2.61

Weighted average discount rate:
Operating leases	11.03%
Finance leases	7.66%

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2024:
Operating cash flows from operating leases	$764,256
Operating cash flows from finance leases	$86,584
Financing cash flows from finance leases	$480,445

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of June 30, 2024 :
	Payments Due by Period
	2024(1)	2025	2026	2027	2028	Thereafter	Total
Operating leases	$695,723	$1,233,668	$1,056,589	$1,076,140	$1,096,206	$4,890,149	$10,048,475
Less present value adjustment	348,831	635,214	580,820	524,555	460,933	974,721	3,525,074
Operating lease liabilities	$346,892	$598,454	$475,769	$551,585	$635,273	$3,915,428	$6,523,401

Finance leases	$567,958	$815,150	$722,306	$156,861	$49,664	$10,702	$2,322,641
Less interest	71,443	97,612	46,269	11,256	3,787	143	230,510
Finance lease liabilities	$496,515	$717,538	$676,037	$145,605	$45,877	$10,559	$2,092,131

(1) Amounts are for the remaining six months ending December 31, 2024.

Headquarters and Design Center

The Company leased its former headquarters, located in Greensboro, North Carolina under a lease agreement that expired in June 2024.   In  July 2021, the Company entered into a lease agreement for its new headquarters and design center (also in Greensboro, North Carolina), with a lease term of ten years and two months from the date the Company commenced occupancy, in the first quarter of 2023.  Under the lease agreement, the Company is responsible for certain insurance and maintenance expenses, which are not part of the minimum lease payments.  In addition, the lease agreement contains scheduled rent increases.  The rent expense for the lease is calculated on a straight-line basis according to the lease's rental terms.  The Company commenced remitting scheduled lease payments in the second quarter of 2023.  The Company anticipates an annual lease expense of approximately $1.5 million over the term of the lease.  Lease expense recognition commenced in the first quarter of 2023.  The initial lease payment was made in the second quarter of 2023.  As disclosed in Note 5, the total cost of the new building asset additions were $7.7 million, with the Company being responsible for the balance in excess of the landlord's $3.5 million allowance (the "excess construction costs") plus deferral fees and interest.

In conjunction with the Company's move into the new headquarters and design center in early 2023, the Company entered into a financing lease arrangement related to furniture for the new office facilities in  April 2022.  The total cost of the furniture financed was$1.1 million, which included tax, freight, interim storage, and installation labor.  The Company was responsible for paying interest-only payments to the financing company related to the furniture procurement order (interest on principal of $496 thousand) placed in April 2022 prior to the first scheduled principal financing payment, which occurred in August 2022 ($246 thousand).  The Company made interest-only payments to the financing company related to the furniture procurement order through August 2022 in the amount of $17 thousand.  The total scheduled principal and interest payments to be made after June 30, 2024 related to the furniture financing are $194 thousand.

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

Legal

In the ordinary course of business, the Company may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s unaudited interim condensed consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at June 30, 2024, or December 31, 2023.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements.  As a result, no liability for these agreements has been recorded at June 30, 2024, or December 31, 2023.

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

Salary Deferral Program

In 2023, the Company introduced a voluntary salary deferral program in order to facilitate increased employee ownership in the Company, whereby all employees were offered the opportunity to defer a portion of their salaries, in anticipation of some or all of the deferred payments being invested in a future capital raise.  Beginning June 28, 2023, Ryan Pratt, Mark Mason, John Berg, and Kellie Chong elected to defer approximately 68%, 68%, 52%, and 25%, respectively, of their salaries as participants in the program along with a number of other employees.  The Company subsequently terminated this program and effective September 4, 2023, the Company’s entire executive management team, including Ryan Pratt, CEO and Chairman of the Company, John Berg, the Company’s Chief Financial Officer, Mark Mason, the Company’s Chief Operating Officer, and Kellie Chong, the Company’s Chief Business Officer, voluntarily reduced their salaries by 20% as part of a plan by the Company to reduce expenses.  Following the closing of the 2024 Private Placement, the Board of Directors reinstated the salaries of the management team, effective January 1, 2024.  The voluntary salary deferred payments were repaid to employees in March 2024 in accordance with the term of the deferral program.

10. INCOME TAXES

The Company did not have any income tax expense for the six months ended June 30, 2024 or 2023.

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items recorded in the interim period.  The provision for income taxes for the three months ended June 30, 2024 and 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to a valuation allowance.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets.  Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability.  Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of June 30, 2024, and December 31, 2023.

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

In 2022, the Company's tax advisors completed a study to assess whether one or more ownership changes had occurred since the Company became a loss corporation under the definition of Section 382.  At that time, it was determined that the Company had not experienced any "ownership changes" since 2014.  As of June 30, 2024, the Company does not believe that an ownership change has occurred. As a result, as of June 30, 2024, no amounts were considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC-740.  The Company has a full deferred tax valuation allowance as of  June 30, 2024.

11. Related Party Transactions

See Note 5 – Debt – Convertible Notes Payable for details regarding the conversion of the Convertible Notes in connection with the 2024 Private Placement.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Code.  The Company’s contributions to the plan are at the discretion of executive management with board of directors advisement.  Under the 401(k) plan, the Company may contribute up to four percent (4%) of eligible employee salaries.  The Company made $98,311and $105,284 of contributions to the plan in the three months ended June 30, 2024 and 2023, respectively.

13. Subsequent Events

Securities Purchase Agreement

On August 5, 2024, the Company completed a private placement offering (the "North Run Private Placement), selling (i) an aggregate of 22,000 shares of a newly established series of preferred stock designated as “Series A Convertible Preferred Stock”, par value $0.0001 per share, (the “Preferred Shares”), which have a stated value of $1,000 per share and are initially convertible into 7,213,115  shares (the “Conversion Shares”) of the Company’s common stock, and (ii) warrants to purchase an aggregate of 2,885,246 shares of common stock at an exercise price of $3.05 for an aggregate gross purchase price of $22.0 million. The Company anticipates that net proceeds from the Offering will be approximately $21.6 million after transaction expenses. The Company plans to use the net proceeds to strengthen the Company’s balance sheet, support future growth and uplist to a national exchange at the appropriate time.

The securities were sold to an affiliate of North Run Capital, LP (the “Buyer”) pursuant to a Securities Purchase Agreement entered into by the Company and the Buyer on August 2, 2024 (the “Purchase Agreement”).

Holders of Preferred Shares are entitled to vote on an as-converted basis with the common stock. The Preferred Shares rank senior to the Company’s common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company. The Preferred Shares will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock; however, the Preferred Shares will not accrue a fixed dividend. Each Preferred Share is convertible at the option of the holder from and after the original date of issuance into a number of shares of common stock based on the stated value of the Preferred Share and any declared and unpaid dividends divided by an initial conversion price of $3.05, subject to customary adjustment in the event of stock splits, stock dividends, and similar events. Alternatively, each Preferred Share will automatically convert upon the later to occur of (i) the date when the first registration statement pursuant to the Registration Rights Agreement (defined below) is declared effective by the SEC and (ii) immediately prior to the initial listing of the common stock on a national securities exchange. If the Company fails to timely issue Preferred Shares or Conversion Shares or remove legends from any such shares, in each case as and when required to do so, the Company will be required to pay liquidated damages.

The Preferred Shares are subject to automatic redemption for cash upon a “Fundamental Transaction” by the Company, which includes a merger, sale of all or substantially all the assets of the Company, recapitalization, or the sale of more than 50% of the voting stock of the Company. In such event, the redemption price would be equal to the greater of the stated value of the Preferred Shares or the consideration per share of Common Stock in the Fundamental Transaction (or in the absence of such consideration, the volume-weighted average price of the common stock immediately preceding the closing of the Fundamental Transaction).

The Company may not, without the consent of Buyer, create, authorize, or issue shares of capital stock that are senior or pari passu to the Preferred Shares; incur aggregate indebtedness for borrowed money (subject to certain exceptions) in excess of $10.0 million; change its line of business; or amend, alter or repeal any provision of the Company's Amended and Restated Certificate of Incorporation or bylaws in a manner that adversely affects the special rights, powers and preferences of the Preferred Stock. In addition, the Purchase Agreement provides that, for so long as the Buyer Ownership Condition is satisfied, the Company may not, without the consent of the Buyer, issue more than 10% of its outstanding shares of common stock as of August 2, 2024 (subject to exceptions for stock plans and acquisitions) or within 120 days of the closing of the North Run Private Placement issue any equity securities (subject to exceptions for stock plans and acquisitions).

Under the Purchase Agreement, the Company has agreed that for so long as the buyer ownership condition is satisfied, the Buyer will have a right to participate on a pro rata basis in equity financings or issuances of securities convertible, exercisable, or exchangeable into equity securities of the Company or any subsidiaries (including debt securities with an equity component), subject to certain exceptions.

The Purchase Agreement required that the Board of Directors of the Company (the “Board”) increase the size of the Board from eight to ten directors and appoint Thomas B. Ellis and Todd B. Hammer (the “Board Designees”) to the Board. The Purchase Agreement further provides that, at any stockholders’ meeting at which directors are to be elected and for so long as the Buyer satisfies the buyer ownership condition, the Board will nominate and recommend the reelection of any Board Designees whose terms of office expire at such stockholder meeting.

In connection with the parties’ entry into the Purchase Agreement, on August 2, 2024, the Company and the Buyer entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to file a resale registration statement with respect to the resale of the Conversion Shares and the Warrant Shares not later than 60 calendar days following the closing and to use its reasonable best efforts to cause such resale registration statement to be declared effective by the SEC as soon as practicable, but in no event later than 90 calendar days following the closing.

Debt Amendment

On August 2, 2024, the Company entered into Amendment No. 2 to Amended and Restated Loan Agreement (the "Salem Amendment") with its primary lender, Salem.  Pursuant to the Salem Amendment, which became effective on August 5, 2024, the Company paid down the principal balance on its loan facility from $12.0 million to $4.5 million. Additionally, the maturity date was extended from January 31, 2026 to December 31, 2028 and the interest rate was reduced from 14% (comprising 3% payment-in-kind (deferred) and 11% cash) to 12% cash.

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

SECOND QUARTER FISCAL 2024 FINANCIAL HIGHLIGHTS

● Revenue for the second quarter of fiscal 2024 increased 61.7% as compared to the second quarter of fiscal 2023, primarily due to higher demand for our wireless infrastructure products (up 551%) and repeaters and attenuators (up 55%), compared to the prior year period.  In the second quarter of 2024, the Company experienced a significant increase in wireless infrastructure business due to a key design ramp with a new customer.  In the second quarter of 2024, new customer sales as well as existing customer sales both contributed to the increased demand for our products with new customer sales up 367% from the second quarter of 2023 and existing customer sales up 16%.

● Gross profit for the second quarter of fiscal 2024 was 65.3% of revenues as compared to 59.0% for the second quarter of fiscal 2023.  The Company's contribution margin of 74.4% increased from 74.0% in Q2 2023, as a result of changes in product mix and a shift to higher margin wireless infrastructure products.  Over these same periods, overhead spending increased slightly in absolute terms (less than $0.1 million), and as a percentage of sales it decreased significantly from 15.4% in the second quarter of 2023 to 9.7% in the second quarter of 2024.

● Operating loss was $1.2 million for the second quarter of 2024, as compared to $3.4 million for the second quarter of 2023.  This decrease in operating loss was primarily due to higher revenues and gross profits which grew at a significant pace while operating expenses decreased 8.4% primarily due to reductions in wages and benefits.  Operating expenses decreased $0.5 million from $5.7 million for the three months ended June 30, 2023, to $5.2 million for the three months ended June 30, 2024. Relative to total revenue, operating expenses decreased as a percentage (85% in the second quarter of 2024 vs. 150% in the second quarter of 2023).  R&D costs decreased 9% when compared to the prior year period.  Sales and marketing decreased 3%, while administrative costs were reduced by 14%.

● Net loss per share was $0.17 and $0.56 for the second quarter of fiscal 2024 and 2023, respectively.

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

	Six Months Ended June 30,
	2024 (unaudited)	2023 (unaudited)
Key Metrics
Number of products released	14	2
Number of total products	145	121
Number of products with lifetime revenue exceeding $100 thousand	70	56
Product backlog	$5.0 million	$5.5 million

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

Results of Operations

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$6,110,554	$3,779,334	$11,201,803	$7,010,222
Direct product costs	2,120,281	1,549,881	3,990,956	2,953,226
Gross profit	3,990,273	2,229,453	7,210,847	4,056,996
Operating expenses:
Research and development	2,412,541	2,652,989	4,664,074	5,239,158
Sales and marketing	1,583,377	1,629,944	2,936,286	2,991,893
General and administrative	1,190,990	1,377,342	2,645,685	2,923,505
Total operating expenses	5,186,908	5,660,275	10,246,045	11,154,556
Operating loss	(1,196,635)	(3,430,822)	(3,035,198)	(7,097,560)
Other income (expenses):
Interest expense	(856,468)	(389,012)	(2,541,255)	(730,869)
Change in fair value of derivative liabilities	—	—	158,000	—
Other income (expenses)	296,512	(1,248)	289,310	5,929
Total other income (expenses), net	(559,956)	(390,260)	(2,093,945)	(724,940)
Net loss	$(1,756,591)	$(3,821,082)	$(5,129,143)	$(7,822,500)

Comparison of the three months ended June 30, 2024 and 2023 (unaudited):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues	$6,110,554	$3,779,334	2,331,220	62%

Revenues increased $2.3 million to $6.1 million for the three months ended June 30, 2024, as compared to $3.8 million for the three months ended June 30, 2023.  The increase in revenues was attributable to a $1.8 million increase in wireless infrastructure product shipments as product ramp for new customers drove volume up.  Revenues were also impacted by increased demand from our international customers, which increased to $1.2 million for the three months ended June 30, 2023 from $0.7 million in the prior year period.  Catalogue and Automotive were both up marginally and Repeaters/DAS were up $0.3 million off a small base of $0.5 million or 46%.

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue.  Using this definition, Guerrilla RF had one major customer, RFPD, during the three months ended March 31, 2024, and March 31, 2023.  RFPD, a large product distributor serving numerous end-user customers, generated 19% and 81% of product revenue for the three months ended June 30, 2024 and 2023, respectively.  Our existing product sales increased from $2.2 million for the three months ended June 30, 2023 to $5.4 million for the three months ended June 30, 2024, as a result of increased sales from new and existing design wins that ramped in 2024.  We also continue to grow our business through the acquisition of new customers.  Sales to new customers grew 471% to $2.7 million for the three months ended June 30, 2024, compared to $0.5 million for the three months ended June 30, 2023.

International shipments grew substantially at 64% from $0.7 million to $1.2 million  (approximately 19% of Q2 2024 sales) for the three months ended June 30, 2023 and 2024, respectively.

Direct Product Costs and Gross Profit

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Direct product costs	$2,120,281	$1,549,881	570,400	37%
Gross profit	$3,990,273	$2,229,453	1,760,820	79%

Direct product costs increased $0.6 million to $2.1 million for the three months ended June 30, 2024, compared to $1.5 million for the three months ended June 30, 2023.  The 37% increase in direct product cost was driven by a sales volume increase of 62%.  Increases in direct product costs were less than increases in revenues as changes in product mix resulted in lower costs relative to revenue.  Gross profit as a percentage of sales increased from 59.0% for the second quarter of 2023, to 65.3% for second quarter of 2024 driven in part by higher contribution margins from product mix shifts but more importantly from leverage off of fixed overhead costs which improved margins 570 basis points.

Research and Development Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Research and development	$2,412,541	$2,652,989	(240,448)	(9)%

Research and development expenses decreased $0.2 million to $2.4 million for the three months ended June 30, 2024, compared to $2.7 million for the three months ended June 30, 2023.  The decrease was primarily attributable to a decrease in wages and benefits of $0.2 million.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Sales and marketing	$1,583,377	$1,629,944	(46,567)	(3)%

Sales and marketing expenses remained flat at $1.6 million for the three months ended June 30, 2024 and 2023. Staffing costs remained relatively consistent year over year as did sales and marketing spending and travel and other related expenses.

General and Administrative Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
General and administrative expenses	$1,190,990	$1,377,342	(186,352)	(14)%

General and administrative expenses decreased $0.2 million to $1.2 million for the three months ended June 30, 2024 from $1.4 million for the three months ended June 30, 2023. Within general and administrative expenses salaries and benefits decreased by $0.5 million due to staffing reductions while consulting and advisory services increased by $0.1 million and support and general expenses decreased by $0.2 million.

Other Income (Expenses)

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Interest expense	$(856,468)	$(389,012)	$(467,456)	120%
Change in fair value of derivative liabilities	$—	$—	$—	0%
Other income (expense)	296,512	(1,248)	$297,760	-
Total other income (expenses), net	$(559,956)	$(390,260)	$(169,696)	43%

Interest expense increased $0.5 million to $0.9 million for the three months ended June 30, 2024, compared to $0.4 million for the three months ended June 30, 2023.  The increase was attributable to two debt facilities the Company originally entered into during fiscal 2022.  The first is an asset-based loan with a total available draw of up to $3.75 million secured by inventory and accounts receivables, established in June 2022.  The second is a $12.0 million commercial loan facility of which the Company has drawn fully as of June 30, 2024. This facility was initially established in the third quarter of 2022 and matures in January 2026.

Other income increased $0.3 million for the three months ended June 30, 2024 primarily due to a grant received during the quarter ended June 30, 2024.

Comparison of the six months ended June 30, 2024 and 2023 (unaudited):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues	$11,201,803	$7,010,222	4,191,581	60%

Revenues increased $4.1 million to $11.2 million for the six months ended June 30, 2024, as compared to $7.0 million for the six months ended June 30, 2023.  The increase in revenues was attributable to a $3.2 million increase in wireless infrastructure product shipments as product ramp at new customers drove volume up.  Revenues were also impacted by increased demand from to our international customers, which more than doubled to $1.8 million.  Our catalogue products also enjoyed healthy increases growing by 47% to $1.3 million.  Repeaters/DAS revenue increased $0.5 million to $1.6 million for the six months ended June 30, 2024. These increases were partially offset by declines in automotive products which decreased $0.2 million, or 5.1%, to $3.2 million.

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue.  Using this definition, Guerrilla RF had one major customer, RFPD, during the six months ended June 30, 2024, and June 30, 2023.  RFPD, a large product distributor serving numerous end-user customers, generated 80% and 82% of product revenue for the six months ended June 30, 2024 and 2023, respectively.  Our existing product sales increased from $6.0 million for the six months ended June 30, 2023 to $9.8 million for the six months ended June 30, 2024, as a result of increased sales from new and existing design wins that ramped in 2024.  We also continue to grow our business through the acquisition of new customers.  Sales to new customers grew 367% to $4.7 million for the six months ended June 30, 2024, compared to $1.0 million for the six months ended June 30, 2023.

Nonproduct (royalty and non-recurring engineering ("NRE")) revenues were down $0.4 million for the six months ended June 30, 2024, compared to June 30, 2023, at essentially $0.

International shipments grew substantially at 73.9% from $1.1 million for the six months ended June 30, 2023 to $1.8 million for the six months ended June 30, 2024  (approximately 17% of total Q2 2024 product sales).

Direct Product Costs and Gross Profit

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Direct product costs	$3,990,956	$2,953,226	1,037,730	35%
Gross profit	$7,210,847	$4,056,996	3,153,851	78%

Direct product costs increased $1.0 million to $4.0 million for the six months ended June 30, 2024, compared to $3.0 million for the six months ended June 30, 2023.  The 35% increase in direct product costs was driven by a sales volume increase of 60%.  Increases in direct product costs were less than increases in revenues as changes in product mix resulted in lower costs relative to revenue.  Gross profit as a percentage of sales increased from 57.9% for the second quarter of 2023, to 64.4% for second quarter of 2024 driven by higher contribution margins from product mix shifts.

Research and Development Expenses

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Research and development	$4,664,074	$5,239,158	(575,084)	(11)%

Research and development expenses decreased $0.6 million to $4.7 million for the six months ended June 30, 2024, compared to $5.2 million for the six months ended June 30, 2023.  The decrease was attributable to $0.4 million reduction in information technology and support costs and $0.2 million of reductions on R&D prototyping activities.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Sales and marketing	$2,936,286	$2,991,893	(55,607)	(2)%

Sales and marketing expenses decreased $0.1 million to $2.9 million for the six months ended June 30, 2024. Decreases in marketing spend and travel of $0.2 million were partially offset by slight increase in wages and benefits of $0.1 million.

General and Administrative Expenses

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
General and administrative expenses	$2,645,685	$2,923,505	(277,820)	(10)%

General and administrative expenses decreased $0.3 million to $2.6 million for the six months ended June 30, 2024, compared to $2.9 million for the six months ended June 30, 2023. Within general and administrative expenses salaries and benefits decreased by $0.3 million due to staffing changes.

Other Income (Expenses)

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Interest expense	$(2,541,255)	$(730,869)	$(1,810,386)	248%
Change in fair value of derivative liabilities	$158,000	$—	$158,000	0%
Other income (loss)	$289,310	$5,929	$283,381	4780%
Total other income (expenses), net	$(2,093,945)	$(724,940)	$(1,369,005)	189%

Interest expense increased $1.8 million to $2.5 million for the six months ended June 30, 2024, compared to $0.7 million for the six months ended June 30, 2023.  The increase was attributable to two debt facilities the Company originally entered into during fiscal 2022.  The first is an asset-based loan with a total available draw of up to $3.75 million secured by inventory and accounts receivables, established in June 2022.  The second is a $12.0 million commercial loan facility of which the Company has drawn fully as of June 30, 2024. This facility was initially established in the third quarter of 2022 and matures in December 2028.

Other income increased $0.3 million for the six months ended June 30, 2024 primarily due to a grant received during the six months ended June 30, 2024.

Liquidity and Capital Resources

Our primary source of liquidity has been cash raised from private placements and debt financing.  As of June 30, 2024, we had cash resources of $0.6 million.  We also have two loan facilities, one of which is for up to $3.75 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our unaudited condensed consolidated financial statements), and the other of which is for up to $12.0 million with a different lender (referred to as the Salem Loan Facility, also described in Note 5 to our unaudited condensed consolidated financial statements).  As of June 30, 2024, we had drawn down $2.2 million under the Spectrum Loan Facility and $12.0 million under the Salem Loan Facility.  On March 28, 2024 we completed the initial closing of the 2024 Private Placement of approximately $5 million, raising net cash proceeds of approximately $3 million, after deduction of expenses and the conversion of existing debt.  On April 7, 2024, we completed a second closing, raising additional net cash proceeds of approximately $0.1 million after deduction of expenses.

On August 5, 2024, the Company completed a private placement of approximately $21.6 million, net of transaction expenses. Additionally, on August 2, 2024, the Company amended the Salem Loan Facility to (i) reduce the outstanding principal balance from $12.0 million to $4.5 million, (ii) extend the maturity date from January 31, 2026 to December 31, 2028, and (iii) reduce the interest rate from 14% (comprising 3% payment-in-kind (deferred) and 11% cash) to 12% cash.

The Company believes that its existing cash following the August 2024 private placement will provide sufficient resources to support operations and cover existing contractual obligations and other obligations that may arise through the next twelve months and beyond.

We have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at June 30, 2024 of $48.2 million.  We expect losses and negative cash flows to continue in the near term, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our Company grows.  We plan to continue to invest in the implementation of our long-term strategic plan and we anticipate that we will continue to narrow cash burn from historical levels so that over time cash reserves will provide the necessary working capital to operate the Company.

Cash (used in) provided by:

	Six Months Ended June 30,
	2024	2023

Operating activities	$(2,017,591)	$(8,930,613)
Investing activities	(471,885)	(93,141)
Financing activities	2,349,543	4,921,353
Net increase (decrease) in cash	$(139,933)	$(4,102,401)

Operating Activities

Cash used in operating activities was $2.0 million and $8.9 million for the six months ended June 30, 2024 and 2023, respectively.  Cash used in operating activities for the six months ended June 30, 2024 was principally due to our net loss of $5.1 million, non-cash items of $2.8 million, and a decrease in working capital of $0.1 million. For the six months ended June 30, 2024, non-cash items that were a part of the net operating loss included depreciation and amortization of $0.8 million, stock-based compensation of $0.7 million, and non-cash and accretion of notes payable of $1.2 million.

Cash used in operating activities for the six months ended June 30, 2023 was principally due to our net loss of $7.8 million.  For the six months ended June 30, 2023, non-cash items that were a part of the net operating loss included depreciation of $0.8 million and stock-based compensation of $0.6 million.  During the six months ended June 30, 2023, increases in trade accounts receivable of $0.9 million and decreases to accounts payable and accrued expenses of $1.8 million partially contributed to the net loss for operating cash flow as noted above.

Investing Activities

Cash used in investing activities was $472 thousand and $93 thousand for the six months ended June 30, 2024 and 2023, respectively.  Cash used in investing activities resulted from the purchase of intangible assets in the six months ended June 30, 2024 and from capital expenditures on property and equipment for all periods presented.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024 of $2.3 million was primarily attributable to net proceeds of $3.0 million from private placement equity financing and $0.9 million of payments related finance leases and insurance premiums.

Cash provided by financing activities for the six months ended June 30, 2023 of $4.9 million was primarily attributable to net private placement offering proceeds of $3.7 million, $1.5 million of additional gross debt financing and $0.3 million of principal repayments.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of June 30, 2024 (unaudited).

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$603,657	$603,657	$—	$—	$—
Long-term notes	12,094,253	—	12,094,253	—	—
Long-term debt	579,454	—	347,610	231,844	—
Short-term debt	1,846,010	1,846,010	—	—	—
Operating lease obligations	6,523,401	710,863	710,252	1,186,858	3,915,428
Finance lease obligations	2,092,131	870,448	1,019,642	191,482	10,559
Total	$23,738,906	$4,030,978	$14,171,757	$1,610,184	$3,925,987

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and judgments in the preparation of our unaudited interim condensed consolidated financial statements involve revenue recognition, the valuation of our stock-based compensation, including the underlying estimated fair value of our common stock, lease accounting, and income taxes including the valuation allowance for deferred tax assets.  Accordingly, actual results may differ from these estimates.  To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows will be affected.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of  June 30, 2024.

Changes in Internal Control over Financial Reporting

None.

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

ITEM 5. OTHER INFORMATION.

Trading Arrangements of Section 16 Reporting Persons

During the quarter ended June 30, 2024 no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common stock (i.e. directors, certain large shareholders and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization among Laffin Acquisition Corp., Guerrilla RF Acquisition Co. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	2.1	October 27, 2021
3.1	Certificate of Merger relating to the merger of Guerrilla RF Acquisition Co. with and into Guerrilla RF, Inc., filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.1	October 27, 2021
3.2	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.3	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on April 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2023).	8-K	000-56238	3.1	April 14, 2023
3.4	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on May 2, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2024).	8-K	000-56238	3.1	May 3, 2024
3.5	Amended and restated bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
4.1	Form of Lock Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.3	April 1, 2024
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 3, 2023)	8-K	000-56238	10.2	January 3, 2023
4.4	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.2	April 1, 2024
31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of John Berg, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of John Berg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page from the Registrant’s from Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: August 13, 2024	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

GUERRILLA RF, INC.

Date: August 13, 2024	By:	/s/ John Berg
John Berg Chief Financial Officer (principal financial officer)