Form 10-Q
period 2024-09-30
Guerrilla RF, Inc.
filed 2024-11-14
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 7, 2024
Common Stock, $0.0001 par value	10,219,930

GUERRILLA RF, INC.

Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024

i

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

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023

Assets
Cash	$11,277,741	$781,318
Accounts receivable, net	1,822,514	2,079,111
Inventories, net	1,916,510	1,533,592
Prepaid expenses	214,027	458,313
Total Current Assets	15,230,792	4,852,334

Prepaid expenses and other	78,751	-
Intangible assets, net	355,829	-
Operating lease right-of-use assets	9,627,914	10,500,620
Property, plant, and equipment, net	2,869,845	3,659,084
Total Assets	$28,163,131	$19,012,038

Liabilities, Redeemable Preferred Stock and Stockholders' Deficit
Accounts payable and accrued expenses	$2,004,855	$2,099,537
Short-term debt	855,305	1,628,667
Derivative liabilities	-	158,000
Warrant liabilities	6,946,522	-
Operating lease liability, current portion	657,978	745,969
Finance lease liability, current portion	800,091	978,543
Convertible notes	-	78,905
Convertible notes - related parties	-	700,189
Notes payable, current portion, net	-	10,948,668
Total Current Liabilities	11,264,751	17,338,478

Long-term debt	493,214	698,600
Operating lease liability	5,694,467	6,176,508
Finance lease liability	1,045,966	1,593,979
Notes payable	4,500,000	-
Total Liabilities	22,998,398	25,807,565

Commitments and Contingencies
Series A convertible preferred stock, $0.0001 par value, 22,000 shares authorized, 22,000 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	20,033,555	-

Stockholders' Deficit
Undesignated preferred stock, $0.0001 par value, 9,978,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,206,931 and 7,893,205 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,021	789
Additional paid-in capital	40,500,327	36,243,146
Accumulated deficit	(55,370,170)	(43,039,462)
Total Stockholders' Deficit	(14,868,822)	(6,795,527)
Total Liabilities, Redeemable Preferred Stock and Stockholders' Deficit	$28,163,131	$19,012,038

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product	$4,523,620	$3,354,879	$15,723,125	$9,970,600
Royalties and non-recurring engineering	80	11,032	2,378	405,533
Total	4,523,700	3,365,911	15,725,503	10,376,133

Direct product costs	1,571,182	1,490,779	5,562,138	4,444,005

Gross Profit	2,952,518	1,875,132	10,163,365	5,932,128

Operating Expenses:
Research and development	2,506,554	2,775,430	7,170,628	8,014,588
Sales and marketing	1,749,497	1,445,790	4,685,783	4,437,683
General and administrative	1,306,268	1,381,119	3,951,953	4,304,624
Total Operating Expenses	5,562,319	5,602,339	15,808,364	16,756,895

Operating Loss	(2,609,801)	(3,727,207)	(5,644,999)	(10,824,767)

Interest income	63,873	-	63,873	-
Interest expense	(501,163)	(731,618)	(3,042,418)	(1,462,487)
Loss on debt extinguishment	(1,523,221)	-	(1,523,221)	-
Change in fair value of warrant liabilities	(2,623,608)	-	(2,623,608)	-
Change in fair value of derivative liabilities	-	(47,400)	158,000	(47,400)
Other income (expense)	(7,645)	25,277	281,665	31,206
Total Other Expenses, net	(4,591,764)	(753,741)	(6,685,709)	(1,478,681)
Net Loss	$(7,201,565)	$(4,480,948)	$(12,330,708)	$(12,303,448)

Net loss per share - basic and diluted	$(0.71)	$(0.62)	$(1.31)	$(1.80)

Weighted average common shares outstanding - basic and diluted	10,139,230	7,211,095	9,392,326	6,841,253

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Deficit
January 1, 2024	$789	36,243,146	$(43,039,462)	$(6,795,527)
Net loss	-	-	(3,372,552)	(3,372,552)
Equity financing, net of issuance costs	202	5,750,870	-	5,751,072
Net settled RSUs	-	(5,872)	-	(5,872)
Share-based compensation	4	396,193	-	396,197
March 31, 2024	$995	$42,384,337	$(46,412,014)	$(4,026,682)
Net loss	-	-	(1,756,591)	(1,756,591)
Stock options exercised	-	6,000	-	6,000
Equity financing, net of issuance costs	5	62,809	-	62,814
Net settled RSUs	-	(802)	-	(802)
Share-based compensation	6	338,030	-	338,036
June 30, 2024	$1,006	$42,790,374	$(48,168,605)	$(5,377,225)
Net loss	-	-	(7,201,565)	(7,201,565)
Reclassification of historical warrants	-	(2,759,514)	-	(2,759,514)
Net settled RSUs	-	(40,874)	-	(40,874)
Share-based compensation	15	510,341	-	510,356
September 30, 2024	$1,021	$40,500,327	$(55,370,170)	$(14,868,822)

	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Deficit
January 1, 2023	$621	$29,427,440	$(27,073,168)	$2,354,893
Net loss	-	-	(4,001,418)	$(4,001,418)
Equity financing, net of issuance costs	53	3,658,622	-	$3,658,675
Shares issued for prepaid services	1	99,999	-	$100,000
Share-based compensation	3	268,637	-	268,640
March 31, 2023	$678	$33,454,698	$(31,074,586)	$2,380,790
Net loss	-	-	(3,821,082)	(3,821,082)
Equity financing, net of issuance costs	1	96,756	-	96,757
Share-based compensation	-	330,177	-	330,177
June 30, 2023	$679	$33,881,631	$(34,895,668)	$(1,013,358)
Net loss	-	-	(4,480,948)	(4,480,948)
Equity financing, net of issuance costs	106	1,685,120	-	1,685,226
Share-based compensation	4	284,629	-	284,633
September 30, 2023	$789	$35,851,380	$(39,376,616)	$(3,524,447)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(12,330,708)	$(12,303,448)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,131,572	1,244,394
Share-based compensation	1,244,589	883,450
Non-cash interest expense related to debt financing	425,299	200,799
Accretion of notes payables	1,250,499	318,585
Impairment on property plant and equipment and operating lease	-	105,055
Change in fair value of warrant liabilities	2,623,608
Change in fair value of derivative liabilities	(158,000)	47,400
Loss on extinguishment of debt	1,523,221
Changes in assets and liabilities:
Accounts receivable	256,597	(416,512)
Inventories	(382,918)	(231,004)
Prepaid expenses	415,142	932,917
Accounts payable and accrued expenses	(92,339)	(1,764,028)
Operating lease liability	302,674	(196,597)
Net cash used in operating activities	(3,790,764)	(11,178,989)

Cash flows from investing activities
Purchases of property, plant, and equipment	(302,608)	(138,470)
Purchases of intangible assets	(371,300)	-
Net cash used in investing activities	(673,908)	(138,470)

Cash flows from financing activities
Proceeds from stock options exercised	6,000	-
Proceeds from notes payable, derivative liabilities and factoring agreement	11,516,739	10,864,539
Principal payments of notes payable and recourse factoring agreement	(19,821,023)	(7,072,726)
Proceeds from equity financing, net	24,616,598	5,440,658
Principal payments on finance lease	(726,519)	(812,315)
Repayment of finance insurance premiums	(630,700)	(421,962)
Payment of deferred offering costs	-	(144,231)
Net cash provided by financing activities	14,961,095	7,853,963

Net increase (decrease) cash	10,496,423	(3,463,496)

Cash, beginning of period	781,318	4,340,407
Cash, end of period	$11,277,741	$876,911

Noncash investing and financing transactions:
Reclassification of historical warrants	$2,759,514	$-
Modifications on finance leases	$54	$358,487
Conversion of debt into equity	$2,794,243	$-
Property and equipment additions included in accounts payable	$24,200	$2,000
Shares issued for prepaid services	$-	$100,000
Financing of property and equipment	$-	$512,389
Financing of insurance premiums and software	$249,607	$173,360
Right-of-use assets obtained through operating lease	$-	$7,289,971
Financing of mask set and wafer	$-	$256,693

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q ("Form 10-Q"), and are presented in U.S. dollars.  Accordingly, they do not include all of the information and notes required by GAAP for annual consolidated financial statements.  Any reference in these Notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).  The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company.  All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2023 ("2023 Form 10-K").  This report should be read in conjunction with our 2023 Form 10-K filed with the SEC on March 29, 2024.  In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2024 and its results of operations, cash flows, and changes in stockholders' deficit for the three and nine months ended September 30, 2024 and 2023.  The results for the three and/or nine months ended September 30, 2024 are not necessarily indicative of the results expected for any future period or the full year.

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

Use of Estimates

The preparation of our unaudited interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related disclosures.  The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and reported amounts of revenue and expenses during the reporting period.  The Company’s significant estimates and judgments involve the valuation of share-based compensation, derivatives and warrant liabilities and the valuation of equity financing.  Accordingly, actual results could differ from those estimates.

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

Concentrations of Credit Risk and Major Customers

Financial instruments at September 30, 2024, and December 31, 2023 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.  The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC).  To date, the Company has not experienced any losses on its cash deposits.

The Company’s accounts receivable are derived from revenue earned from customers located inside and outside of the U.S.  Major customers are defined as those generating revenue in excess of 10% of the Company’s aggregate annual revenue.  The Company hadone major distributor customer, Richardson RFPD, Inc. ("RFPD").  RFPD, a large product distributor serving numerous end-user customers, accounted for 78% and 81% of product shipment revenue for the nine months ended September 30, 2024 and 2023, respectively.  Accounts receivable from RFPD represented 71% and 81% of accounts receivable at September 30, 2024 and December 31, 2023, respectively.

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

The Company has a loan facility (the 'Spectrum Loan Facility') with a specialty lender, Spectrum Commercial Services Company, L.L.C ('Spectrum').  The Spectrum Loan Facility provides for advance payments up to $3.75 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of September 30, 2024, there were $0.5 million of advances outstanding under the Spectrum Loan Facility.  At September 30, 2024, $53 thousand of excess collateral was due from Spectrum, which is included in accounts receivable on the unaudited interim condensed consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2024 and 2023, the Company had $0 and $250 thousand, respectively, of revenue from contracts with customers to be recognized over time as the services are delivered to the customer.  Certain nonrecurring engineering service revenues are recognized over time as the services are delivered to the customer.  As of September 30, 2024 and 2023, the Company did not have any contractual liabilities where performance obligations have not yet been satisfied. During the quarters ended September 30, 2024 and 2023, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

Net Income (Loss) Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Holders of Series A convertible preferred stock participate in income but not in losses and, as a result, the Company allocates net income between common and preferred shares.  Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants, which would result in the issuance of incremental shares of common stock.

In computing basic and diluted net loss per share, the weighted average number of shares is the same for both calculations because a net loss existed for the three and nine months ended September 30, 2024 and 2023.  There were 10,139,230 and 7,211,095 weighted average shares outstanding for the three months ended September 30, 2024 and 2023, respectively.  There were 9,392,326 and 6,841,253 weighted average shares outstanding for the nine months ended September 30, 2024 and 2023, respectively.  All warrants, options, and unvested restricted stock units were excluded from the calculation of net loss per share for the periods presented.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following potentially dilutive securities have been excluded from the computation of basic shares for the three months ended September 30, 2024 and 2023 (unaudited), as they would be anti-dilutive:

	Three Months Ended September 30,
	2024	2023
Series A convertible preferred stock	7,213,115	-
Common stock warrants	5,780,955	824,340
Restricted stock units	575,404	458,724
Stock options	389,207	609,567
	13,958,681	1,892,631

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

Redeemable / Convertible Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized for issuance, of which, 22,000 shares have been designated as “Series A convertible preferred stock”, par value $0.0001 per share, which have a stated value of $1,000 per share and are initially convertible into 7,213,115  shares of the Company’s common stock.  Holders of the Series A convertible preferred stock are entitled to vote on an as-converted basis with the Company’s common stockholders. The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the FASB ASC. The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. The Company primarily uses the Black-Scholes option pricing model and Monte Carlo simulations to estimate the fair value of its warrants including those issued in connection with preferred stock. The Black-Scholes option pricing model and Monte Carlo simulations include subjective input assumptions that can materially affect the fair value estimates.

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

See Note 8 – Derivative Liabilities and Warrant Liabilities for additional details regarding the valuation technique and assumptions used in valuing Level 3 inputs.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Going Concern

Beginning in the fourth quarter of 2021, the Company disclosed conditions and events, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern. On August 5, 2024, the Company issued 22,000 shares of preferred stock raising $21.6 million, net of transaction expenses. Additionally, the Company amended its loan facility (the 'Salem Loan Facility') with Salem Investment Partners V, Limited Partnership ('Salem') to (i) reduce the outstanding principal balance from $12.0 million to $4.5 million, (ii) extend the maturity date from January 31, 2026 to December 31, 2028, and (iii) reduce the interest rate from 14% (comprising 3% payment-in-kind (deferred) and 11% cash) to 12% cash.

Management has assessed the Company's ability to continue as a going concern for one year from the financial statement issuance date for the fiscal quarter ended September 30, 2024. Based on the actions described above, management has determined the Company has alleviated the substantial doubt previously disclosed and has sufficient liquidity to satisfy its obligations for the next twelve months.  Based on cash on hand as of the date these unaudited condensed consolidated financial statements were issued, the Company believes it has sufficient cash to fund operations for at least twelve months after the issuance date.

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

In November 2023, FASB issued ASU No. 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures (Topic 280), which allows disclosure of one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires enhanced disclosures of significant segment expenses and other segment items, as well as incremental qualitative disclosures on both an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. The adoption of this new guidance is not expected to have a significant impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Tax-Improvements to Income Tax Disclosures (Topic 740), which requires enhanced disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated and condensed financial statements and disclosures included within notes to consolidated and condensed financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements and related disclosures

The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on its unaudited interim condensed consolidated financial statements.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. INVENTORIES

Inventories are summarized as follows:

	September 30, 2024
	(unaudited)	December 31, 2023
Raw materials	$506,958	$488,548
Work-in-process	50,086	132,511
Finished goods	1,382,735	922,194
Inventory allowance	(23,269)	(9,661)
Inventories, net	$1,916,510	$1,533,592

4. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2024
	(unaudited)	December 31, 2023
Production assets	$2,205,460	$1,927,958
Computer equipment and software	959,222	937,957
Lab equipment	3,596,303	3,588,560
Office furniture and fixtures	1,290,329	1,328,570
Leasehold improvements	171,257	228,143
Construction in progress	20,353	-
	8,242,924	8,011,188
Less accumulated depreciation	(5,373,079)	(4,352,104)
	$2,869,845	$3,659,084

Depreciation and amortization expense was $1,131,572 and $1,244,394 for the nine months ended September 30, 2024 and 2023, respectively.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. DEBT

Spectrum Loan Facility

On June 1, 2022 (the "Spectrum Effective Date"), the Company entered into the Spectrum Loan Facility with Spectrum. Pursuant to the terms of the General Credit and Security Agreement (the "Credit Agreement"), the Company could borrow monies to purchase eligible equipment in an amount equal to the lesser of (i)  75% of the cost of such eligible equipment and (ii) $500,000; provided that this maximum eligibility would automatically be reduced by 1/48 th  each month during the term of the facility. The Credit Agreement also allowed for additional borrowing in an amount equal to the lesser of (i) 50% of the net amount of eligible inventory (as defined in the Credit Agreement), (ii) $350,000, and (iii) 50% of the purchased accounts receivable outstanding under the related Assignment of Accounts and Security Agreement (the “AR Agreement”).

Under the terms of the AR Agreement, Spectrum agreed to advance funds equal to approximately 85% of eligible accounts receivable that are collected by Spectrum under a “lock box” arrangement.  On  February 20, 2024, Spectrum increased the maximum amount that  may be advanced under the AR Agreement from $3.0 million to $3.75 million less any amounts loaned under the Credit Agreement.  In addition, the annual facility fee was increased to $37,500.

The initial term of the Spectrum Loan Facility was 24 months from the Spectrum Effective Date.  The term of the facility automatically renews for an additional two-year period unless either party provides at least 60 days’ notice prior to the expiration date.  The term automatically renewed on June 1, 2024.  In the event of an early termination of the AR Agreement by the Company or resulting from the Company’s default or other circumstances impacting the Company (including bankruptcy, reorganization, sale of assets, and cessation of business), the Company will be required to pay a prepayment fee.

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

The Spectrum Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.  As of September 30, 2024, the Company was in compliance with these covenants and restrictions.

The Company has borrowed $0.5 million under the Spectrum Loan Facility as of September 30, 2024.  The Company includes the interest expense of the Spectrum Loan Facility ($75 thousand) as part of its interest expense on its unaudited interim condensed consolidated statements of operations, and the total amount of $0.5 million borrowed under the Spectrum Loan Facility is included as short-term debt on the consolidated balance sheet as of September 30, 2024.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On September 5, 2023, the Company and Salem entered into the amended and restated loan agreement (the 'A&R Loan Agreement') in order to (i) provide for additional advances of up to $4.0 million, and (ii) change the maturity date of all previous advances from August 11, 2027 to April 30, 2024. The additional advances have an interest rate of 14.0% per annum, with payment of interest deferred until the April 30, 2024 maturity date.  The Company determined that the A&R Loan Agreement represented a debt modification and, accordingly, no extinguishment accounting was required.  As a result of prospectively revising the amortization of existing debt discount of previous advances, new approximate effective interest rates between 29% and 98% were established on the previous advances.  The A&R Agreement provides that the Company must maintain compliance with certain net cash flow and liquidity requirements. As of September 30, 2024, the Company was in full compliance with all covenants, representations, and warranties set forth in the A&R Loan Agreement.

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

On August 2, 2024, the Company entered into Amendment No. 2 to Amended and Restated Loan Agreement (the "Salem Amendment") with Salem.  Pursuant to the Salem Amendment, which became effective on August 5, 2024, the Company paid down the principal balance on the Salem Loan Facility from $12.0 million to $4.5 million. Additionally, the maturity date was extended from January 31, 2026 to December 31, 2028 and the interest rate was reduced from 14% (comprising 3% payment-in-kind (deferred) and 11% cash) to 12% cash. The Company determined that the Salem Amendment should be accounted for as a debt extinguishment which resulted in a loss on extinguishment of debt of $1.5 million.  As of September 30, 2024, the carrying value of the amount financed under the Salem Loan Facility approximates its fair value as the interest rate is equal to the Company's market rate for equivalent financing terms.

As of September 30, 2024, the total amount the Company has financed under the Salem Loan Facility is:

Principal amount of promissory notes payable	$4,500,000
Accrued interest	-
Less: unamortized debt issue costs	-
Less: unamortized debt discount	-
Notes payable, net	$4,500,000

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

New Headquarters and Design Center Capital Addition Financing

In conjunction with the Company's move into expanded office facilities in early 2023, the Company entered into a financing arrangement related to furniture for the new office facilities in April 2022.  The total cost of the furniture financed was $1.1 million, which included tax, freight, interim storage, and installation labor.  The Company was responsible for paying interest-only payments to the financing company related to the furniture procurement order (interest on principal of $496 thousand) placed in April 2022 prior to the first scheduled principal financing payment, which occurred in August 2022 ($246 thousand).  The Company made interest-only payments to the financing company related to the furniture procurement order through August 2022 in the amount of $17 thousand.  The total scheduled principal and interest payments to be made after September 30, 2024 related to the April 2022 furniture financing are $111 thousand.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Maturity

As of September 30, 2024, debt (as discounted) is expected to mature as follows:

2024	$639,792
2025	767,849
2026	1,214,904
2027	1,686,449
2028	1,539,525
Thereafter	-
$5,848,519

6. COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $ 0.0001.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that  may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors  may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through September 30, 2024.

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

On March 28, 2024, the Company completed the initial closing of the 2024 Private Placement as it entered into a Unit Purchase Agreement with investors pursuant to which the Company sold 2,015,293 units (the “2024 Units”), each 2024 Unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock.  The purchase price of each 2024 Unit was $2.50, resulting in gross proceeds at this initial closing of approximately $5.0 million and net cash proceeds of approximately $3.0 million. There were estimated offering expenses of approximately $0.6 million and conversion of convertible debt and accrued interest of approximately $2.8 million. On April 7, 2024, the Company completed a second closing of the 2024 Private Placement. Altogether, the Company sold 2,071,293 2024 Units, resulting in gross proceeds of approximately $5.1 million before the deduction of estimated offering expenses and net cash proceeds of approximately $3.0 million. On the issuance date the warrants were determined to be equity classified and had an aggregate issuance date relative fair value of $2.1 million using the Black-Scholes option pricing model with the following assumptions: expected volatility of 58%, risk-free rate of 4.21%, expected term of 5.5 years, and expected dividends of 0.00%.

See Note 5 – Debt – Salem Loan Facility and Convertible Notes Payable for details regarding common stock issued in connection with debt.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Warrants

As mentioned above, on February 28, 2023, the Company completed the 2022/23 PIPE.  Each Unit sold in the 2022/23 PIPE included one warrant to purchase one-half of a share of common stock.  Thus, Units sold in the 2022/23 PIPE included warrants to purchase 769,146 shares, which warrants were issued upon the final closing of the 2022/23 PIPE.  The 769,146 warrant shares comprise 591,656 purchaser warrant shares and 177,490 placement agent warrant shares, each exercisable for a period of five years beginning six months following the final closing of the 2022/23 PIPE.  The 2024 Units sold in the 2024 Private Placement included warrants to purchase a total of 2,071,293 shares of common stock, which warrants were issued upon the final closing of the 2024 Private Placement. Each warrant is exercisable for a period of five years beginning six months following the final closing of the 2024 Private Placement.  On August 5, 2024, the Company completed a private placement (the “North Run Private Placement”), which included the issuance of warrants to purchase an aggregate of 2,885,246 shares of common stock at an exercise price of $3.05 per share.  Each warrant is exercisable for a period of five and a half years beginning on the closing date of the North Run Private Placement and were determined to be classified as liabilities on the issuance date and as of September 30, 2024.  As of September 30, 2024, the total amount of outstanding common stock warrants is 5,780,955.  See Note 8 – Fair Value Measurement – Warrant Liabilities for additional details regarding the Company’s outstanding warrants.

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series.  There was 22,000 and 0 issued and outstanding shares of preferred stock as of September 30, 2024 or December 31, 2023, respectively.

On August 5, 2024, the Company completed the North Run Private Placement, selling (i) an aggregate of 22,000 shares of Series A convertible preferred stock (the “Preferred Shares”), which are initially convertible into 7,213,115  shares (the “Conversion Shares”) of the Company’s common stock, and (ii) warrants to purchase an aggregate of 2,885,246 shares of common stock at an exercise price of $3.05 per share (the 'North Run Warrants') for an aggregate gross purchase price of $22.0 million. The securities were sold to NR-PRL Partners, LP, a Delaware limited partnership and an affiliate of North Run Capital, LP (the “Buyer”) pursuant to a Securities Purchase Agreement entered into by the Company and the Buyer on August 2, 2024 (the “Purchase Agreement”). The net proceeds from the North Run Private Placement was approximately $21.6 million after transaction expenses.

For so long as the Buyer of the Preferred Shares beneficially owns at least 20% of the Conversion Shares underlying the Preferred Shares issued pursuant to the Purchase Agreement (the “Buyer Ownership Condition”), the Company may not, without the consent of Buyer, create, authorize, or issue shares of capital stock that are senior or pari passu to the Preferred Shares; incur aggregate indebtedness for borrowed money (subject to certain exceptions) in excess of $10.0 million; change its line of business; or amend, alter or repeal any provision of the Amended and Restated Certificate of Incorporation or bylaws in a manner that adversely affects the special rights, powers and preferences of the Preferred Shares. In addition, the Purchase Agreement provides that, for so long as the Buyer Ownership Condition is satisfied, the Company may not, without the consent of Buyer, issue more than 10% of its outstanding shares of common stock as of August 2, 2024 (subject to exceptions for stock plans and acquisitions) or within 120 days of the closing of the offering issue any equity securities (subject to exceptions for stock plans and acquisitions).

The Purchase Agreement required that the Board of Directors of the Company increase the size of the Board from eight to ten directors and appoint each of Thomas B. Ellis and Todd B. Hammer (the “Board Designees”) to the Board effective immediately following the closing of the offering. The Purchase Agreement further provides that, at any stockholders’ meeting at which directors are to be elected and for so long as the Buyer satisfies the Buyer Ownership Condition, the Board will nominate and recommend the reelection of any Board Designees whose terms of office expire at such stockholder meeting.

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

The Series A convertible preferred stock is subject to automatic redemption for cash upon a “Fundamental Transaction” by the Company, which includes a merger, sale of all or substantially all the assets of the Company, recapitalization, or the sale of more than 50% of the voting stock of the Company which results in the Series A convertible preferred stock being classified as temporary equity. In such event, the redemption price would be equal to the greater of the stated value of the Series A convertible preferred stock or the consideration per share of common stock in the Fundamental Transaction (or in the absence of such consideration, the volume-weighted average price of the Company’s common stock immediately preceding the closing of the Fundamental Transaction). Additionally, after analyzing the cashless exercise provision within the North Run Warrants, the Company has determined that the North Run Warrants are classified as liabilities to be carried at fair value (See Note 8 – Fair Value Measurement – Warrant Liabilities for additional details). As a result, the Company allocated the gross proceeds and offering costs to the Preferred Shares and the North Run Warrants on a fair value basis.  As a result, the Company recorded approximately $20.4 million of gross proceeds, which was partially offset by $403 thousand of offering costs, with a credit to temporary equity to account for the Preferred Shares.  Additionally, the Company initially recorded a warrant liability of approximately $1.6 million to account for the North Run Warrants, and expensed approximately $31 thousand of offering costs which were allocated to the North Run Warrants. The Company has not made any adjustments to the carrying value of the Series A convertible preferred stock to reflect the redemption value of the shares upon a change of control because the Company has determined that a change of control event is not probable of occurring.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock Option Awards

The Company measures the fair value of each option award on the date of grant using the Black‐Scholes option-pricing model, which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk-free interest rate, and dividend yield.  The fair value of each grant of options during the nine months ended September 30, 2024 was determined using the methods and assumptions discussed below:

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No stock options were granted in the three months ended September 30, 2024.  During the three months ended September 30, 2024 the Company issued an aggregate of 67,380 shares of common stock upon the cashless exercise of options to purchase 187,091 shares of common stock. This resulted in the cancellation/forfeiture of options to purchase 119,711 shares of common stock.

Stock option activity by share is summarized as follows for the three months ended September 30, 2024 (unaudited):

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)
Shares underlying outstanding awards at December 31, 2023	570,748	$7.67	5.98
Granted	-	-
Exercised	-	-
Cancelled/forfeited	-	-
Shares underlying outstanding awards at March 31, 2024	570,748	$7.67	5.73
Granted	8,500	2.50
Exercised	2,950	2.03
Cancelled/forfeited	-
Shares underlying outstanding awards at June 30, 2024	576,298	$7.63	5.54
Granted	-
Exercised	67,380	2.02
Cancelled/forfeited	119,711	2.03
Shares underlying outstanding awards at September 30, 2024	389,207	$8.90	6.49
Exercisable options at September 30, 2024	337,521	$7.13	5.91

The aggregate intrinsic value of outstanding options exercisable as of September 30, 2024 was $0.2 million.  As of September 30, 2024, stock-based compensation of $0.2 million for unvested options will be recognized over a remaining weighted-average requisite service period of two years.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RSU Awards

There were 114,764 RSUs awarded to employees during the three months ended September 30, 2024.  The RSUs are subject to the recipient’s continued service through the applicable vesting dates.  The share-based compensation expense to be recognized for the RSUs over the remaining vesting period subsequent to September 30, 2024 is approximately $1.8 million.

The fair value of each RSU was estimated on the date of grant, based on the weighted average price of the Company's stock.  The Company will issue new shares of common stock to satisfy RSUs upon vesting.  The following table summarizes the RSU activity and weighted averages for share-based awards granted under the terms of the 2021 Plan:

	Three Months Ended September 30, 2024
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	588,746	$5.66
Granted	114,764	2.50
Vested	(128,106)	4.50
Cancelled/forfeited	-
Outstanding at September 30, 2024	575,404	$5.53

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded stock-based compensation expense in the following expense categories in the unaudited interim condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Direct product costs	$79,630	$54,328
Research and development	400,107	198,689
Sales and marketing	284,409	138,983
General and administrative	480,443	491,450
	$1,244,589	$883,450

No income tax benefits have been recognized in the unaudited interim condensed consolidated statements of operations for stock-based compensation arrangements, and no stock-based compensation costs have been capitalized as property and equipment through September 30, 2024.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. FAIR VALUE MEASUREMENT

Derivative Liabilities

As of January 1, 2024, the Company had Level 3 derivative liabilities that were measured at fair value at issuance, related to the put options of the Convertible Notes.  On March 28, 2024, the redemption feature of the Company’s Convertible Notes was triggered prompting the Company to mark-to-market the fair value of the bifurcated put options of the Convertible Notes.  As of March 28, 2024, the Company determined that the probability of settlement pursuant to such put option was de minimis and, as a result, the fair value of such bifurcated put options was $0. As of September 30, 2024, the Company had no derivative liabilities as the underlying Convertible Notes were converted into shares of common stock.  See Note 5 – Debt – Convertible Notes Payable for additional details regarding the conversion of the Convertible Notes.  The put options were valued using a discounted cash flow valuation technique.

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2024	$158,000
Change in fair value of derivative liabilities	(158,000)
Ending balance on September 30, 2024	$-

Warrant Liabilities

The Company determined that the North Run Warrants should be accounted for as Level 3 warrant liabilities and carried at their fair value computed using a Monte-Carlo simulation.

The Monte Carlo simulation considered assumptions including the number of trials, warrant dilution, bid price estimates and multiple VWAP amounts for the cashless conversions of the North Run Warrants.  Additionally, other key assumptions used in the Monte-Carlo simulation include the risk free rate, the expected term of the warrants, expected stock price volatility and expected dividends. The following table summarizes the significant assumptions used in the Monte-Carlo simulation during the three and nine months ended September 30, 2024:

The following table summarizes the Monte-Carlo assumptions used during the three and nine months ended September 30, 2024:

For the Three and Nine Months Ended September 30, 2024
Risk free interest rate	3.55% - 3.58%
Expected term (years)	5.35 - 5.5
Expected volatility	42.60% - 43.20%
Expected dividends	0.00%

In connection with the North Run Private Placement, the Company determined it should reclassify warrants to purchase an aggregate 2,895,709 shares of common stock (the “Historical Warrants”) as Level 3 warrant liabilities and carried at fair value using a Black-Scholes call option model pursuant to the analysis of a certain tender offer provision (the “Tender Offer Provision”) within the Historical Warrants wherein, in the event of a cash tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of the Company’s common shares, all holders of the warrants would be entitled to receive cash for their warrants.

The following table summarizes the Black-Scholes assumptions used during the three and nine months ended September 30, 2024:

For the Three and Nine Months Ended September 30, 2024
Risk free interest rate	3.58% - 3.71%
Expected term (years)	2.57 - 5.15
Expected volatility	51.30% - 60.80%
Expected dividends	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2024	$-
Reclassification of Historical Warrants	2,759,514
Issuance of warrant liabilities	1,563,400
Change in fair value of derivative liabilities	2,623,608
Ending balance on September 30, 2024	$6,946,522

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	September 30, 2024
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$9,627,914

Current portion of operating lease liabilities	Operating lease, current portion	657,978
Noncurrent portion of operating lease liabilities	Operating lease	5,694,467
Total operating lease liabilities		$6,352,445

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$1,736,013

Current portion of finance lease liabilities	Finance lease, current portion	800,091
Noncurrent portion of finance lease liabilities	Finance lease	1,045,966
Total finance lease liabilities		$1,846,057

Lease cost recognized in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	For the Nine Months Ended September 30,
	2024	2023
Operating lease cost	$1,414,790	$1,210,436

Finance lease cost:
Amortization of lease assets	797,910	944,413
Interest on lease liabilities	125,419	198,778
Total finance lease costs	$923,329	$1,143,191

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other supplemental information related to leases is summarized as follows:

September 30, 2024
Weighted average remaining lease term (in years):
Operating leases	8.17
Finance leases	2.45

Weighted average discount rate:
Operating leases	11.02%
Finance leases	7.74%

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2024:
Operating cash flows from operating leases	$1,112,118
Operating cash flows from finance leases	$124,106
Financing cash flows from finance leases	$726,519

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of September 30, 2024 :
	Payments Due by Period
	2024(1)	2025	2026	2027	2028	Thereafter	Total
Operating leases	$347,862	$1,233,668	$1,056,589	$1,076,140	$1,096,206	$4,890,149	$9,700,614
Less present value adjustment	171,926	635,214	580,820	524,555	460,933	974,721	3,348,169
Operating lease liabilities	$175,936	$598,454	$475,769	$551,585	$635,273	$3,915,428	$6,352,445

Finance leases	$283,979	$815,150	$722,306	$156,861	$49,664	$10,702	$2,038,662
Less interest	33,538	97,612	46,269	11,256	3,787	143	192,605
Finance lease liabilities	$250,441	$717,538	$676,037	$145,605	$45,877	$10,559	$1,846,057

(1) Amounts are for the remaining three months ending December 31, 2024.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal

In the ordinary course of business, the Company may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s unaudited interim condensed consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at September 30, 2024, or December 31, 2023.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements.  As a result, no liability for these agreements has been recorded at September 30, 2024, or December 31, 2023.

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

10. INCOME TAXES

The Company did not have any income tax expense for the nine months ended September 30, 2024 or 2023.

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items recorded in the interim period.  The provision for income taxes for the three months ended September 30, 2024 and 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to a valuation allowance.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets.  Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability.  Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of September 30, 2024, and December 31, 2023.

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

In 2022, the Company's tax advisors completed a study to assess whether one or more ownership changes had occurred since the Company became a loss corporation under the definition of Section 382.  At that time, it was determined that the Company had not experienced any "ownership changes" since 2014.  As a result of the North Run Private Placement the Company is completing an updated study to determine if an ownership change has occurred.  Any carryforward limitations  may result in the expiration of a portion of the NOL or R&D credit carryforwards before utilization.  Until the Section 382 study is completed, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC-740.  Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the Company's deferred tax valuation allowance.  Due to the existence of the Company's full deferred tax valuation allowance, it is not expected that any potential limitation will have an impact on the financial position or the results of operations of the Company.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Code.  The Company’s contributions to the plan are at the discretion of executive management with board of directors advisement.  Under the 401(k) plan, the Company may contribute up to four percent (4%) of eligible employee salaries.  The Company made $83,589 and $87,205 of contributions to the plan in the three months ended September 30, 2024 and 2023, respectively.

13. Subsequent Events

None.

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

THIRD QUARTER FISCAL 2024 FINANCIAL HIGHLIGHTS

●  Revenue for the third quarter of fiscal 2024 increased 34.4% as compared to the third quarter of fiscal 2023, primarily due to higher demand for our wireless infrastructure products (up 277% compared to the prior year period).  Other products also contributed to growth, including our catalogue products and our wireless audio products (up 90% and 300%, respectively from the year ago period).  In the third quarter of 2024, the Company also experienced significant growth in international sales (up 183% compared to the prior year period).  US sales also grew, but at a slower pace (up 14.3% compared to the prior year period).  In the third quarter of 2024, new customer sales contributed significantly to the increased demand for our products, with new customer sales up 193% from the third quarter of 2023.  Existing customer sales were essentially flat when compared to the third quarter of 2023 up less than 1% over the same period.

● Gross profit for the third quarter of fiscal 2024 was 65.3% of revenues as compared to 55.7% for the third quarter of fiscal 2023.  The Company's contribution margin of 77.2% increased from 71.3% in the year ago quarter, as a result of changes in product mix and a shift to higher margin wireless infrastructure products.  Over these same periods, overhead spending remained at $0.5 million, and as a percentage of sales it decreased significantly from 15.7% in the third quarter of 2023 to 11.9% in the third quarter of 2024.

● Operating loss was $2.6 million for the third quarter of 2024, as compared to $3.7 million for the third quarter of 2023.  This decrease in operating loss was primarily due to higher revenues and gross profits which grew at a significant pace while total operating expenses stayed consistent at $5.6 million for the quarter ended September 30, 2024 and 2023.  Relative to total revenue, operating expenses decreased as a percentage (123% in the third quarter of 2024 vs. 166% in the third quarter of 2023).  R&D costs decreased 10% when compared to the prior year period.  Sales and marketing increased 21%, while administrative costs were reduced by 5%.

●  Loss on debt extinguishment was $1.5 million for the third quarter of 2024. This loss was a result of the Salem Amendment on August 5, 2024, and is non-recurring.

●  Change in fair value of warrant liabilities was $2.6 million for the third quarter of 2024. Due to the increase in the stock price of the Company's common stock between August 5, 2024 and September 30,2024 there was a remeasurement of the Historical Warrants and the North Run Warrants.

●  Net loss per share was $0.71 and $0.62 for the third quarter of fiscal 2024 and 2023, respectively.

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

	Nine Months Ended September 30,
	2024 (unaudited)	2023 (unaudited)
Key Metrics
Number of products released	23	10
Number of total products	154	129
Number of products with lifetime revenue exceeding $100 thousand	73	61
Product backlog (in millions)	$5.44	$5.95

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

Operating Expenses

Operating expenses consist primarily of research and development expenses (R&D), sales and marketing expenses, and employee compensation costs for operations management, finance, accounting, information technology, compliance, and human resources personnel.  In addition, general and administrative expenses include non-personnel costs, such as facilities, legal, accounting, and other professional fees, and other supporting corporate expenses not allocated to other departments.  We expect our general and administrative expenses will increase in absolute dollars as our business grows, but we expect general and administrative expenses to decrease as a percent of revenues in the coming years.

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

Results of Operations

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$4,523,700	$3,365,911	$15,725,503	$10,376,133
Direct product costs	1,571,182	1,490,779	5,562,138	4,444,005
Gross profit	2,952,518	1,875,132	10,163,365	5,932,128
Operating expenses:
Research and development	2,506,554	2,775,430	7,170,628	8,014,588
Sales and marketing	1,749,497	1,445,790	4,685,783	4,437,683
General and administrative	1,306,268	1,381,119	3,951,953	4,304,624
Total operating expenses	5,562,319	5,602,339	15,808,364	16,756,895
Operating loss	(2,609,801)	(3,727,207)	(5,644,999)	(10,824,767)
Other income (expenses):
Interest income	63,873	—	63,873	—
Interest expense	(501,163)	(731,618)	(3,042,418)	(1,462,487)
Loss on debt extinguishment	(1,523,221)	—	(1,523,221)	—
Change in fair value of warrant liabilities	(2,623,608)	—	(2,623,608)	—
Change in fair value of derivative liabilities	—	(47,400)	158,000	(47,400)
Other income (expenses)	(7,645)	25,277	281,665	31,206
Total other income (expenses), net	(4,591,764)	(753,741)	(6,685,709)	(1,478,681)
Net loss	$(7,201,565)	$(4,480,948)	$(12,330,708)	$(12,303,448)

Comparison of the three months ended September 30, 2024 and 2023 (unaudited):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues	$4,523,700	$3,365,911	1,157,789	34%

Revenues increased $1.2 million to $4.5 million for the three months ended September 30, 2024, as compared to $3.4 million for the three months ended September 30, 2023.  The increase in revenues was attributable to a $0.9 million increase in wireless infrastructure product shipments as product ramp for new customers drove volume up.  Revenues were also impacted by increased demand from our international customers, which increased to $1.1 million for the three months ended September 30, 2023 from $0.4 million in the prior year period.  Automotive sales declined from $1.7 million in the year ago period to $1.0 million in the third quarter of 2024.  All other products increased $0.9 million over the prior year period which include our Catalogue products that are used in numerous applications by our customers.

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue.  Using this definition, Guerrilla RF had one major customer, RFPD, during the three months ended September 30, 2024, and September 30, 2023.  RFPD, a large product distributor serving numerous end-user customers, generated 73% and 79% of product revenue for the three months ended September 30, 2024 and 2023, respectively.  Our existing product sales increased from $2.6 million for the three months ended September 30, 2023 to $4.0 million for the three months ended September 30, 2024, as a result of increased sales from new and existing design wins that ramped in 2024.  We also continue to grow our business through the acquisition of new customers.  Sales to new customers grew 193% to $1.7 million for the three months ended September 30, 2024, compared to $0.6 million for the three months ended September 30, 2023.

International shipments grew substantially at 183% from $0.4 million to $1.1 million  (approximately 25% of the third quarter of 2024 sales) for the three months ended September 30, 2023 and 2024, respectively.

Direct Product Costs and Gross Profit

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Direct product costs	$1,571,182	$1,490,779	80,403	5%
Gross profit	$2,952,518	$1,875,132	1,077,386	57%

Direct product costs increased $0.1 million to $1.6 million for the three months ended September 30, 2024, compared to $1.5 million for the three months ended September 30, 2023.  The 5% increase in direct product cost was driven by a sales volume increase of 62%.  Increases in direct product costs were less than increases in revenues as changes in product mix resulted in lower costs relative to revenue.  Gross profit as a percentage of sales increased from 55.7% for the third quarter of 2023, to 65.3% for the third quarter of 2024 driven in part by higher contribution margins from product mix shifts but as importantly from leverage off of fixed overhead costs which improved margins 380 basis points.  Product mix contributed heavily to the improvement in overall gross margins.  Products that have costs relative to sales of less than 20% (or 80%+ contribution margins) grew 69% from the year ago period, while products with costs relative to sales of greater than 35% (or 65% or lower contribution margins) declined 39%. Overall contribution margins improved 590 basis points from the year ago period.

In addition to the impact of improved contribution margins due to product mix on gross profit and gross margin, improved leverage off of fixed overhead costs improved gross margin percentages by 380 basis points as revenues increased from the year ago period of 34 % while the absolute change in dollars spend on fixed overhead were flat at $0.5 million.  As a result, the gross margin loss decreased from 157 basis points to 119 basis points.

Overall direct product costs due to sales volume increase 34% or $0.5 million, had no change in fixed costs and decreased relative to the prior year period due to improved product mix by 29% or ($0.4 million), for a net increase of 5%.

Research and Development Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Research and development	$2,506,554	$2,775,430	(268,876)	(10)%

Research and development expenses decreased $0.3 million to $2.5 million for the three months ended September 30, 2024, compared to $2.8 million for the three months ended September 30, 2023.  The decrease was primarily attributable to a decrease in prototype activities.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Sales and marketing	$1,749,497	$1,445,790	303,707	21%

Sales and marketing expenses increased $0.3 million to $1.7 million for the three months ended September 30, 2024 compared to $1.4 million for the three months ended September 30, 2023.  Wage, benefits costs and share based compensation increased by $0.3 million, due to additions in sales and marketing staff.

General and Administrative Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
General and administrative expenses	$1,306,268	$1,381,119	(74,851)	(5)%

General and administrative expenses decreased $0.1 million to $1.3 million for the three months ended September 30, 2024 from $1.4 million for the three months ended September 30, 2023. Within general and administrative expenses, salaries and benefits decreased by $0.2 million due to staffing reductions while a number of other general expenses collectively increased slightly by $0.1 million.

Other Income (Expenses)

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Interest income	$63,873	$—	$63,873	0%
Interest expense	$(501,163)	$(731,618)	$230,455	(31)%
Loss on debt extinguishment	$(1,523,221)	$—	$(1,523,221)	0%
Change in fair value of warrant liabilities	$(2,623,608)	$—	$(2,623,608)	0%
Change in fair value of derivative liabilities	$—	$(47,400)	$47,400	0%
Other income (expense)	$(7,645)	$25,277	$(32,922)	-
Total other income (expenses), net	$(4,591,764)	$(753,741)	$(3,838,023)	509%

Interest expense decreased $0.3 million to $0.4 million for the three months ended September 30, 2024, compared to $0.7 million for the three months ended September 30, 2023.  The decrease was attributable to a significant paydown of two debt facilities. On August 5, 2024 the Company paid down the Salem Loan Facility by $7.5 million, leaving a remaining balance of $4.5 million.  In addition, the Company utilized less of its asset-based loan, during the third quarter 2024.  As of September 30, 2024, the amount drawn under the Spectrum Loan Facility was $0.5 million compared to $1.0 million on September 30, 2023.

The loss on debt extinguishment  increased by $1.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was the result of the Salem Amendment mentioned in Note 5.

The change in fair value of warrant liabilities increased by $2.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.  Due to the increase in the stock price of the Company's common stock between August 5, 2024 and September 30,2024 there was a remeasurement of the Historical Warrants and the North Run Warrants, which are accounted for as liabilities and carried at fair value at September 30, 2024.

Comparison of the nine months ended September 30, 2024 and 2023 (unaudited):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues	$15,725,503	$10,376,133	5,349,370	52%

Revenues increased $5.3 million to $15.7 million for the nine months ended September 30, 2024, as compared to $10.4 million for the nine months ended September 30, 2023.  The increase in revenues was attributable to a $4.0 million increase in wireless infrastructure product shipments as programs at new customers drove volume up.  Revenues were also impacted by increased demand from to our international customers, which more than doubled to $3.0 million.  Our catalogue products also enjoyed healthy increases growing by 62% to $2.1 million.  Repeaters/DAS revenue increased $0.7 million to $2.2 million for the nine months ended September 30, 2024. These increases were partially offset by declines in automotive products which decreased $0.8 million, or 16.1%, to $4.3 million.

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue.  Using this definition, Guerrilla RF had one major customer, RFPD, during the nine months ended September 30, 2024, and September 30, 2023.  RFPD, a large product distributor serving numerous end-user customers, generated 78% and 81% of product revenue for the nine months ended September 30, 2024 and 2023, respectively.  Our existing product sales increased from $8.7 million for the nine months ended September 30, 2023 to $13.5 million for the nine months ended September 30, 2024, as a result of increased sales from new and existing design wins that ramped in 2024.  We also continue to grow our business through the acquisition of new customers.  Sales to new customers grew 297% to $6.6 million for the nine months ended September 30, 2024, compared to $1.6 million for the nine months ended September 30, 2023.

Nonproduct (royalty and non-recurring engineering ("NRE")) revenues were down $0.4 million for the nine months ended September 30, 2024, compared to September 30, 2023, at essentially $0.

International shipments grew substantially, increasing 109% from $1.4 million for the nine months ended September 30, 2023 to $3.0 million for the nine months ended September 30, 2024  (approximately 19% of the total third quarter 2024 product sales).

Direct Product Costs and Gross Profit

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Direct product costs	$5,562,138	$4,444,005	1,118,133	25%
Gross profit	$10,163,365	$5,932,128	4,231,237	71%

Direct product costs increased $1.1 million to $5.6 million for the nine months ended September 30, 2024, compared to $4.4 million for the nine months ended September 30, 2023.  The 25% increase in direct product costs was driven by a sales volume increase of 52%.  Increases in direct product costs were less than increases in revenues as changes in product mix resulted in lower costs relative to revenue.

Gross profit as a percentage of sales increased from 57.2% for the nine months ended September 2023, to 64.6% for the nine months ended September 2024, driven by higher contribution margins from product mix shifts, as well as improved leverage off of fixed overhead costs.  Product mix contributed heavily to the improvement in overall gross margins.  Products that have costs relative to sales of less than 20% (or 80%+ contribution margins) grew 196% from the year ago period, while products with costs relative to sales of greater than 35% (or 65% or lower contribution margins) declined 16%. Overall contribution margins improved 290 basis points from the year ago period.

In addition to the impact of improved contribution margins due to product mix on gross profit and gross margin, improved leverage off of fixed overhead costs improved gross margin percentages by 450 basis points as revenues increased from the year ago period of 25 % while the absolute change in dollars spend on fixed overhead were nearly flat at $1.7 million or $0.1 million higher than the prior year period of $1.6 million.  As a result, the gross margin loss decreased from 150 basis points to 110 basis points.

Overall direct product costs that were due to sales volume increases of 52% or $2.2 million were offset by lower direct product costs due to mix for net increase of 25%, $1.1 million while there was no change in fixed costs.

Research and Development Expenses

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Research and development	$7,170,628	$8,014,588	(843,960)	(11)%

Research and development expenses decreased $0.8 million to $7.2 million for the nine months ended September 30, 2024, compared to $8.0 million for the nine months ended September 30, 2023.  The decrease was attributable to $0.5 million reduction in lab support and information technology support costs and $0.3 million of reductions on research and development prototyping activities.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Sales and marketing	$4,685,783	$4,437,683	248,100	6%

Sales and marketing expenses increased $0.2 million to $4.6 million for the nine months ended September 30, 2024, due to increases in wages and benefits of $0.2 million.

General and Administrative Expenses

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
General and administrative expenses	$3,951,953	$4,304,624	(352,671)	(8)%

General and administrative expenses decreased $0.4 million to $3.9 million for the nine months ended September 30, 2024, compared to $4.3 million for the nine months ended September 30, 2023. Within general and administrative expenses, lower administration and information technology costs driven by salary and benefit reductions due to staffing changes was the primary driver of overall expense reductions.

Other Income (Expenses)

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Interest income	$63,873	$—	$63,873	0%
Interest expense	$(3,042,418)	$(1,462,487)	$(1,579,931)	108%
Loss on debt extinguishment	$(1,523,221)	$—	$(1,523,221)	0%
Change in fair value of warrant liabilities	$(2,623,608)	$—	$(2,623,608)	0%
Change in fair value of derivative liabilities	$158,000	$(47,400)	$205,400	0%
Other income (loss)	$281,665	$31,206	$250,459	803%
Total other income (expenses), net	$(6,749,582)	$(1,478,681)	$(5,270,901)	356%

Interest expense increased $1.5 million to $3.0 million for the nine months ended September 30, 2024, compared to $1.5 million for the nine months ended September 30, 2023.  The increase was attributable to reductions in the Company's two principal loan facilities. During the third quarter of 2024 the Company paid down $7.5 million of the $12 million balance of the Salem Loan Facility, greatly reducing interest expense, beginning in August 2024. In addition, the Company utilized less of its asset-based loan.  As of September 30, 2024, the amount drawn under the Spectrum Loan Facility was $0.5 million compared to $1.0 million on September 30, 2023.

The loss on debt extinguishment  increased by $1.5 million for the three months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was the result of the Salem Amendment mentioned in Note 5.

The change in fair value of warrant liabilities increased by $2.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was the result of the remeasurement of the Historical Warrants and the North Run Warrants that are accounted for as liabilities and carried at fair value at September 30, 2024.

Liquidity and Capital Resources

Our primary source of liquidity has been cash raised from private placements and debt financing.  As of September 30, 2024, we had cash resources of $11.3 million.  We also have two loan facilities, one of which is for up to $3.75 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our unaudited condensed consolidated financial statements), and the other of which is for up to $4.5 million with a different lender (referred to as the Salem Loan Facility, also described in Note 5 to our unaudited condensed consolidated financial statements).  As of September 30, 2024, we had drawn down $0.5 million under the Spectrum Loan Facility and $4.5 million under the Salem Loan Facility.  On March 28, 2024 we completed the initial closing of the 2024 Private Placement of approximately $5 million, raising net cash proceeds of approximately $3 million, after deduction of expenses and the conversion of existing debt.  On April 7, 2024, we completed a second closing, raising additional net cash proceeds of approximately $0.1 million after deduction of expenses.

On August 5, 2024, the Company completed the North Run Private Placement, raising cash proceeds of approximately $21.6 million, net of transaction expenses. Additionally, on August 2, 2024, the Company initiated the amendment of the Salem Loan Facility to (i) reduce the outstanding principal balance from $12.0 million to $4.5 million, (ii) extend the maturity date from January 31, 2026 to December 31, 2028, and (iii) reduce the interest rate from 14% (comprising 3% payment-in-kind (deferred) and 11% cash) to 12% cash.  The amendment was effective on August 5, 2024 after the principal balance was reduced from $12.0 million to $4.5 million by using a portion of the proceeds from the North Run transaction.”

The Company believes that its existing cash following the North Run Private Placement will provide sufficient resources to support operations and cover existing contractual obligations and other obligations that may arise through the next twelve months and beyond.

We have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at September 30, 2024 of $55.4 million.  We expect losses and negative cash flows to continue in the near term, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our Company grows.  We plan to continue to invest in the implementation of our long-term strategic plan and we anticipate that we will continue to narrow cash burn from historical levels so that over time cash reserves will provide the necessary working capital to operate the Company.

Cash (used in) provided by:

	Nine Months Ended September 30,
	2024	2023

Operating activities	$(3,790,764)	$(11,178,989)
Investing activities	(673,908)	(138,470)
Financing activities	14,961,095	7,853,963
Net increase (decrease) in cash	$10,496,423	$(3,463,496)

Operating Activities

Cash used in operating activities was $3.8 million and $11.2 million for the nine months ended September 30, 2024 and 2023, respectively.  Cash used in operating activities for the nine months ended September 30, 2024 was principally due to our net loss of $12.3 million, including non-cash items of $8.0 million, and an increase in working capital of $0.5 million. For the nine months ended September 30, 2024, non-cash items that were a part of the net operating loss included depreciation and amortization of $1.1 million, stock-based compensation of $1.2 million, change in fair value of warrant liabilities and derivative liabilities of $2.5 million, loss on the extinguishment of debt of $1.5 million and non-cash and accretion of notes payable of $1.7 million.

Cash used in operating activities for the nine months ended September 30, 2023 was principally due to our net loss of $12.3 million.  For the nine months ended September 30, 2023, non-cash items that were a part of the net operating loss included depreciation of $1.2 million and stock-based compensation of $0.9 million.  During the nine months ended September 30, 2023, decreases in accounts payable of $1.8 million and increases to accounts receivable of  $0.4 million partially contributed to the cash used in operating cash flow as noted above.

Investing Activities

Cash used in investing activities was $674 thousand and $138 thousand for the nine months ended September 30, 2024 and 2023, respectively.  Cash used in investing activities resulted from the purchase of intangible assets in the second quarter of 2024 and from capital expenditures on property and equipment for all periods presented.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024 of $15.0 million was primarily attributable to net proceeds of $24.6 million from private placement equity financings in the second and third quarter of 2024 along with significant debt repayments made in the third quarter of 2024 of $8.4 million.  A total of $1.2 million, related to principal payments on finance leases and repayment of financed insurance premiums, also contributed to the net cash provided.

Cash provided by financing activities for the nine months ended September 30, 2023 of $7.9 million was primarily attributable to net private placement offering proceeds of $5.4 million and $3.8 million of additional debt financing including the existing asset based line.  Additional contributors to the net cash provided by financing activities were principal payments on finance leases of $0.8 million and repayments of finance insurance premiums of $0.4 million.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of September 30, 2024 (unaudited).

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$559,305	$559,305	$—	$—	$—
Long-term notes	4,500,000	—	3,000,000	1,500,000	—
Long-term debt	493,214	—	453,689	39,525	—
Short-term debt	855,305	855,305	—	—	—
Operating lease obligations	6,352,445	657,978	592,181	1,186,858	3,915,428
Finance lease obligations	1,846,057	800,091	843,925	191,482	10,559
Total	$14,606,326	$2,872,679	$4,889,795	$2,917,865	$3,925,987

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and judgments in the preparation of our unaudited interim condensed consolidated financial statements involve revenue recognition, the valuation of our stock-based compensation, including the underlying estimated fair value of our common stock, derivative liabilities, warrant liabilities, lease accounting, and income taxes including the valuation allowance for deferred tax assets.  Accordingly, actual results may differ from these estimates.  To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows will be affected.

Other than as described under Note 2 to our audited consolidated financial statements and as described above, the Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024, have not materially changed.

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

The estimated fair value of each grant  of stock options awarded during fiscal 2024 and 2023 was determined using the following methods and assumptions:

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of  September 30, 2024.

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

ITEM 5. OTHER INFORMATION.

Trading Arrangements of Section 16 Reporting Persons

During the quarter ended September 30, 2024 no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common stock (i.e. directors, certain large shareholders and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization among Laffin Acquisition Corp., Guerrilla RF Acquisition Co. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	2.1	October 27, 2021
3.1	Certificate of Merger relating to the merger of Guerrilla RF Acquisition Co. with and into Guerrilla RF, Inc., filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.1	October 27, 2021
3.2	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.3	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on April 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2023).	8-K	000-56238	3.1	April 14, 2023
3.4	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on May 2, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2024).	8-K	000-56238	3.1	May 3, 2024
3.5	Amended and restated bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
3.6	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	3.1	August 6, 2024
4.1	Form of Lock Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.3	April 1, 2024
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 3, 2023)	8-K	000-56238	10.2	January 3, 2023
4.4	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.2	April 1, 2024
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	4.1	August 6, 2024
10.1	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	10.1	August 6, 2024
10.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	10.2	August 6, 2024
10.3	Amendment No. 2 to Amended and Restated Loan Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	10.1	August 6, 2024
31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of John Berg, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of John Berg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104

Cover Page Interactive Data File - the cover page from the Registrant’s from Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.

X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: November 14, 2024	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

GUERRILLA RF, INC.

Date: November 14, 2024	By:	/s/ John Berg
John Berg Chief Financial Officer (principal financial officer)