Form 10-K
period 2024-12-31
Guerrilla RF, Inc.
filed 2025-03-27
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate value of the registrant's common stock as of June 30, 2024 held by those persons deemed by the registrant to be non-affiliates was approximately $13,446,324.  For the purposes of the foregoing calculation only, all directors, executive officers, and 10% shareholders of the registrant are deemed to be 'affiliates.'   As of March 24, 2025, there were 10,326,940 shares of the registrant's common stock issued and outstanding.

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

● our strategic investments failing to achieve financial or strategic objectives; and,

● our ability to attract, retain, and motivate key employees.

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

Guerrilla RF possesses in-house design, applications, sales, and customer support functions as a fabless semiconductor company.  It outsources the manufacture and production of its MMIC products to subcontractors, providing access to multiple semiconductor process technologies.  Guerrilla RF’s primary external wafer foundries are in Taiwan and Singapore, and its primary assembly and test supplier is located in Malaysia.  We have produced and distributed in excess of 200 million products in our portfolio of products to over 300 end customers worldwide.

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

Wireless Infrastructure

The wireless infrastructure market is evolving with the deployment of 5G networks operating across sub-7 GHz and millimeter-wave frequencies. Many of these networks incorporate massive MIMO (mMIMO) active antenna arrays, significantly increasing the number of RF transmit and receive channels. To meet these demands, 5G networks require a diverse portfolio of highly efficient RF solutions that enhance capacity, expand coverage, and maintain a compact form factor.

We support wireless infrastructure OEMs worldwide with a comprehensive portfolio of RF solutions covering all major frequency bands below 7 GHz. Additionally, our Satellite Communication (SatCom) solutions enable seamless connectivity between satellite and cellular infrastructure, enhancing network reach and reliability.

Our expanding product portfolio, which includes a wide range of gain, linearity, and noise figure performance, is well-suited for various demanding applications across the wireless infrastructure market and beyond.

Automotive

Next-generation wireless technologies are driving advancements in automotive connectivity, enabling new use cases such as Vehicle-to-Everything (V2X) communication, which supports direct, high-speed data exchange between vehicles, infrastructure, and other connected devices. These emerging applications demand sophisticated RF solutions capable of operating across multiple protocols, including GPS, satellite radio, DAB, WiFi, 5G (sub-7 GHz), and UWB. As the automotive industry continues to integrate advanced wireless technologies, the need for high-performance, reliable RF components will only continue to grow.

Catalog Markets

Our catalog market continues to grow as our products find applications in an expanding range of RF systems. These markets, which we collectively refer to as "Catalog Markets," include satellite navigation, cellular repeaters, point-to-point radios, RFID/asset tracking, defense, wireless audio, test and measurement, and other high-performance RF applications.

Our satellite navigation solutions enable precision location tracking for industries such as agriculture, aviation, maritime, mining, and construction. In the cellular repeater and point-to-point radio markets, our products support network densification and expanded coverage, improving connectivity in challenging environments. Additionally, our RF solutions enhance RFID/asset tracking and defense radios by enabling longer battery life and improved signal coverage.

As demand for high-performance RF solutions continues to evolve, our expanding portfolio—featuring a wide range of gain, linearity, and noise figure performance—positions us to serve a growing array of applications across multiple industries.

Our Products

Guerrilla RF’s portfolio of products has been developed to improve performance, reduce complexity, enable smaller form factors, and solve other critical RF challenges.

Wireless Infrastructure

Our solutions for satellite communications (SatCom) and massive MIMO (mMIMO) systems include low-noise amplifiers (LNAs), linear driver amplifiers, digital step attenuators, and discrete power amplifiers (PAs) for both point-to-point and multipoint applications. Additionally, we have developed GaN amplifier modules and are actively expanding our wireless infrastructure product portfolio to meet the evolving demands of the industry.

Automotive

We offer a comprehensive range of automotive RF connectivity solutions, including low-noise amplifiers (LNAs), linear driver amplifiers, switches, power amplifiers (PAs), and front-end modules. Designed to meet or exceed AEC-Q101 quality and reliability standards, our products support the stringent requirements of the automotive industry. We supply these high-performance solutions to automotive OEMs, tier-1 suppliers, and chipset vendors, enabling advanced connectivity in modern vehicle systems.

Catalog Markets

We supply a diverse range of standard RF catalog components to multiple markets. Our products' unique combination of low noise, broad bandwidth, and high linearity makes them well-suited for various applications, including wireless audio equipment, defense and first responder two-way radios, test and measurement equipment, cellular repeaters, and wireless backhaul point-to-point links. Additionally, our technology is widely used in RFID (Radio Frequency Identification), IoT (Internet of Things), Satellite Communication (SatCom), GPS (Global Positioning System), and ISM (Industrial, Scientific, and Medical) broadband applications, where high performance and reliability are critical.

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

We work with our package and test suppliers to develop and qualify advanced packaging technologies to reduce component size, improve performance and reduce package costs.  Our manufacturing partners’ capabilities enable us to bring these technologies to market in high volumes.  R&D expenses totaled $9.7 million for the year ended December 31, 2024, and $10.3 million for the year ended December 31, 2023.  R&D activities in 2024 focused on developing and releasing 32 new products to bring Guerrilla RF's product catalog to a total of 163 products at the end of 2024.

Raw Materials

We utilize an outsourced manufacturing model, and our manufacturing suppliers purchase raw materials to support our requirements.  Our suppliers typically use industry-standard raw materials, which reduces supply chain risk.  In addition, we purchase passive components for use in modules that include tuning components.

Guerrilla RF collaborates with global manufacturing partners to produce its products, leveraging international expertise and resources to enhance operational efficiency. However, the Company’s global supply chain is subject to various challenges that may impact the availability of raw materials, including trade restrictions, tariffs, and supply-demand imbalances.

Geopolitical tensions and policy changes could result in international trade restrictions, potentially limiting access to critical components or materials. To mitigate these risks, Guerrilla RF works closely with its manufacturing partners to establish long-term strategic relationships that enhance supply chain resilience. These partnerships allow the Company to forecast product needs, maintain adequate manufacturing capacity, and ensure continuity in raw material availability. Additionally, Guerrilla RF regularly evaluates and expands its supplier base, redesigns products to incorporate alternative raw materials, qualifies multiple wafer foundries, and extends or adds supply commitments to increase flexibility within its supply chain.

The potential imposition of tariffs on imported goods presents another challenge, as it can increase costs and disrupt established supply chains. These additional costs may impact the availability and pricing of essential raw materials, requiring the Company to proactively manage sourcing strategies to mitigate financial and operational risks.

Furthermore, global supply-demand imbalances could lead to raw material shortages, particularly when demand outpaces available supply. These fluctuations may affect production schedules and overall manufacturing efficiency.

In anticipation of these potential challenges, Guerrilla RF is committed to closely monitoring global supply chain dynamics and proactively working with its manufacturing partners to ensure stability. By maintaining strong supplier relationships, diversifying sourcing strategies, and implementing contingency plans, the Company has and continues to take steps to minimize potential disruptions and sustain long-term operational success.

Manufacturing

We believe that our outsourced manufacturing strategy allows us to identify the optimum semiconductor process technology for each product while ensuring we pay competitive prices for manufacturing.  Our manufacturing suppliers are located in East Asia and the United States of America.  We qualify additional manufacturing sites and sources of supply to reduce the risk of supply interruptions or price increases, and we closely monitor our suppliers’ key performance indicators.  In addition, we seek to ensure that materials and manufacturing services are available from multiple sources.  Our product manufacturing comprises a two-step process:  (i) wafer fabrication; and (ii) packaging.  Wafers are produced in wafer foundries by subcontractors and shipped to our assembly subcontractors for packaging.  Most of our products are manufactured by placing die on a copper lead frame.  We use bond wires to connect terminals on the package to the appropriate pads on the die.  Material composition and wire length significantly affect the performance of the end product.  Once a product has completed manufacturing, each device is RF-tested to ensure it meets published specifications.  We transfer compliant devices to tape and reel -- the generally accepted method customers use in their downstream manufacturing processes.

We subcontract with multiple wafer foundries located in Taiwan, Singapore, and the United States of America.  We currently utilize GaAs HBT, GaAs pHEMT, SOI, and GaN process technologies.

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

Our products serve the needs of a wide variety of customers across multiple industries including automotive, infrastructure, SatCom, cellular boosters/DAS, and general catalog components. Within general catalog components our customers purchase our products for various RF applications including wireless audio, RFID, and Internet of Things. The majority of sales are made via independent distributions accounting for 96% of all revenue in 2024 and 93% in 2023.

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

Import/Export Controls

Sales to international customers are subject to the U.S. Department of Commerce import/export controls.  A license may be required to export a product to a customer depending on the technical capability of the underlying product, the actual end customer purchaser, the known end use of the product, or due to the export country location.  Most of the products, services, and technologies that fall within the scope of the Export Administration Regulations are not specifically controlled for export and are classified as “EAR99”.    As of December 31, 2024, none of our products were subject to export licenses and, as such, were classified as EAR99.  As such, they fall under the U.S. Department of Commerce's jurisdiction and are not included in the U.S. Department of Commerce’s Control List.  We are also required to adhere to the Entity List published by the U.S. Department of Commerce’s Bureau of Industry and Security (https://www.bis.doc.gov/index.php/policy-guidance/lists-of-parties-of-concern/entity-list ).

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

Rights in trademarks, service marks, and trade names do not have expiration dates.  Of those rights, we have nine federal registrations at the United States Patent and Trademark Office (USPTO).  The registrations have (and will have) technical expiration dates, but each is renewable indefinitely.

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

As of December 31, 2024, we had 67 employees including five international employees.  By region, approximately 93% of our total employees are located in the United States and 7% in Asia.  By primary job function, about 55% of our employees have engineering or technician roles, 6% are in operations, and 39% have sales, marketing, or other administrative roles.  None of our employees is represented by labor unions or covered by collective bargaining agreements.  We consider our relationship with our employees to be good.

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

Risk Factors Summary

●

Our future capital needs are uncertain and we may need to raise additional capital to fund our operations and support our business growth, and such capital may not be available on attractive terms, if at all.

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

●	We have a limited operating history upon which investors can evaluate our business and prospects.

●	We operate in the highly cyclical semiconductor industry, which is subject to significant downturns that may negatively impact our results of operations.

●	Our sales have been concentrated in a small number of customers.

●	We are still developing many of our products, and they may not be accepted in the market or by significant customers.

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

●

Government regulation may adversely affect our business.  Economic regulation in the People's Republic of China (the “PRC”) and other countries where we sell products could adversely impact our business and the results of operations.  Changes in government trade policies, including the imposition of tariffs and export restrictions, have limited and could continue to limit our ability to sell or provide our products and other items to specific customers and suppliers, which may materially adversely affect our sales and results of operations.

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

●	The market price and trading volume of our common stock may be volatile and could decline.

●

Our common stock is quoted on an OTC Markets Group trading platform, the OTCQX, instead of a national exchange or quotation system.  Accordingly, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

●

We have issued shares of redeemable convertible preferred stock, and may in the future issue additional shares of preferred stock, with terms that could dilute the voting power or reduce the value of our common stock.

●	North Run (defined below) and its affiliates’ ownership may limit or preclude other stockholders’ ability to influence corporate matters.

●

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

●

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

●	We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

●

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

●	If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.

●	The designation of our common stock as “penny stock” would limit the liquidity of our common stock.

●	FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our future capital needs are uncertain and we may need to raise additional capital to fund our operations and support our business growth, and such capital may not be available on attractive terms, if at all.

Our cash balance stood at $8.0 million on December 31, 2024; and we have recorded a net loss of $10.8 million for the year ended  December 31, 2024, or approximately $0.9 million per month. We expect losses and negative cash flows to continue in the near term, as our Company grows. While we believe that our existing cash and cash equivalents will be sufficient to fund operations for at least the next twelve months, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional capital to fund our operations and support our business growth. However, equity and debt financing might not be available when needed or, if available, might not be available on terms satisfactory to us.

Furthermore, if we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. For example, in August 2024, we sold to shares of Series A convertible preferred stock (“Series A Preferred Stock”) and warrants to purchase shares of our common stock, that collectively represented approximately 49.7% of our total outstanding shares of common stock based on our shares outstanding as of December 31, 2024, assuming full conversion of the Series A Preferred Stock and full exercise of the warrants for cash. So long as NR-PRL Partners, LP ("North Run") and its affiliates collectively beneficially own at least 20% of the Conversion Shares underlying the preferred shares issued in 2024 (the “Buyer Ownership Condition”), we may not, without the consent of North Run: create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Preferred Stock; incur aggregate indebtedness for borrowed money (subject to certain exceptions) in excess of $10.0 million; change our line of business; or amend, alter or repeal any provision of the Amended and Restated Certificate of Incorporation or bylaws in a manner that adversely affects the special rights, powers and preferences of the Series A Preferred Stock. In addition, for so long as the Buyer Ownership Condition is satisfied, the Company may not, without the consent of North Run, issue more than ten percent (10%) of its outstanding shares of common stock as of August 2, 2024 (subject to exceptions for stock plans and acquisitions). The Series A Preferred Stock ranks senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of the Series A Preferred Stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of Series A Preferred Stock are also entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences assigned to holders of the Series A Preferred Stock, and any other repurchase or redemption rights or liquidation preferences we may assign to holders of preferred stock in the future, could affect the residual value of the common stock.

Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to obtain adequate financing or financing on terms satisfactory to us in the future, our ability to continue as a going concern, to support our business growth, and to respond to business challenges could be significantly limited as we may have to delay, reduce the scope of, or eliminate some or all of our initiatives, which could harm our operating results.  Ultimately, if we do not become profitable or secure additional financing in a timely manner, we will be unable to fund ongoing operations and pay our obligations as they become due, affecting our ability to continue as a going concern.

 We have incurred significant losses in the past and will likely experience losses in the future.

We have incurred significant losses in the past and recorded a net loss of $10.8 million for the year ended December 31, 2024, and $16.0 million for the year ended December 31, 2023.  As of December 31, 2024, we had an accumulated deficit of $53.8 million and $43.0 million at December 31, 2023. Our business and stock price may be adversely affected if we cannot make consistent progress toward future profitability.

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

As described elsewhere in this Annual Report, we have identified a material weakness in our internal control over financial reporting related to our accounting for and review for significant unusual transactions. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

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

A general slowdown in the global economy or in a particular region or industry, other unfavorable changes in economic conditions, such as inflation, higher interest rates, tightening of the credit markets, recession or slowing growth, or an increase in trade tensions with U.S. trading partners could negatively impact our business, financial condition and liquidity. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions.  If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns that may negatively impact our results of operations.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels, underutilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience renewed, and possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. This may reduce our results of operations. Current global macroeconomic conditions, including higher inflation and interest rates and uncertainty caused by the Russian-Ukraine war, Israel-Hamas war, sustained military action and conflict in the Red Sea, and trade tensions between the U.S., the PRC and other countries have led to weaker end-market demand and unstable supply chain. We continue to monitor these trends and uncertainties, and any decline in end-market demand and increase in inventory levels could negatively impact our financial condition and results of operations.

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter.

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

Our three largest end customers collectively accounted for approximately 43% and 45% of our revenue for 2024 and 2023, respectively.  We often service end customers through our largest distributor, who will ship to and bill directly for product shipments.  The concentration of billings to this distributor as a portion of our total revenues was 77% and 81% for fiscal years 2024 and 2023, respectively.  It is possible that demand for their customers’ products decreases materially, which could negatively impact our financial results.

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

We may establish reserves as appropriate based upon assessments and estimates under our accounting policies in accordance with GAAP.  We base our assessments, estimates, and disclosures on the information available to us at the time and rely on legal and management judgment.  Actual outcomes or losses may differ materially from assessments and estimates. Actual settlements, verdicts, or resolutions of these claims or proceedings may negatively affect our business and financial performance.  For example, a successful claim against us that is not covered by insurance or over our available insurance limits could require us to make significant damages payments and could materially adversely affect our financial condition, results of operations, and cash flows.

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

Our revenues have been concentrated in a relatively small number of large end-user customers, and we have historically derived a significant percentage of our total product revenues from a few end-user customers.  For fiscal years ended December 31, 2024, and 2023, our five largest end-user customers accounted for approximately 55% and 60% of our total product revenues, respectively.  If one of our large end-user customers ceases or significantly reduces its product orders from us, or if we fail to generate additional product sales with these or similarly significant end-user customers, there could be a material adverse effect on our business, financial condition or results of operations.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  We base our estimates on historical experience, and other assumptions that we believe are reasonable under the circumstances.  The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenues and expenses that are not readily apparent from other sources. Significant estimates and judgments involve derivatives and warrant liabilities and the valuation of equity financing.  Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Sales to customers located outside the U.S. accounted for approximately 18% of our revenue in 2024.  We expect that revenue from international sales will continue to be a material part of our total revenue.  Any weakness in these economies could decrease demand for products that contain our products, which could materially and adversely affect our business.  The imposition by the U.S. of tariffs on goods imported from the PRC and other countries, countermeasures imposed by the PRC and other countries in response, U.S. export restrictions on sales of products to the PRC, and other government actions that restrict or otherwise adversely affect our ability to sell our products to customers in the PRC may have a material impact on our business, including our ability to sell products and to manufacture or source components.

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

The recent imposition of additional tariffs by the U.S. government on a number of countries in 2025, and threat of trade wars against foreign countries/regions have created even more uncertainties in international trade which may affect our business. We cannot predict what further actions may ultimately be taken concerning tariffs or other trade measures between the U.S. and the PRC or other countries, what products or entities may be subject to such actions, or what steps may be taken by other countries in response.

The imposition of tariffs could increase costs of the end-user products we supply that we may not be able to pass on to our customers, which could in turn cause a decrease in the sales of our products and materially and adversely affect our business and results of operations. The loss of foreign customers or suppliers or the imposition of restrictions on our ability to sell or transfer products to such customers or suppliers due to tariffs, export restrictions, or other U.S. regulatory actions could materially and adversely affect our sales and business and the results of operations.

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

On October 7, 2022, the U.S. Department of Commerce’s Bureau of Industry and Security ("BIS") announced a series of regulations – issued as an interim final rule – amending the Export Administration Regulations to enhance export controls on a range of goods, software, and technology and restrict the PRC’s ability to purchase and manufacture advanced computing chips.  The regulations imposed new controls on items relating to advanced computer and semiconductor manufacturing capabilities, broadened end-use restrictions, expanded the scope of foreign-produced items subject to licensing requirements, and added to Entity List prohibitions.  We do not anticipate these regulations will have a material effect on our financial condition or operations.  The production of our high-performance MMICs is not reliant on any manufacturing in the PRC, or, to our knowledge, on any companies that are owned by the PRC or Chinese investors.  In 2024, we received only 1% of all our sales from customers located within the PRC.  RF semiconductors, such as what we design and produce, are not currently covered under the BIS restrictions.  We have taken steps to ensure our export control processes and controls observe enacted and evolving export sanctions imposed upon the PRC and all restricted entities that have been identified by the United States government.  Nevertheless, if we inadvertently make any product sales or shipments to any sanctioned entities, such non-compliance may have a material effect on our financial condition or operations.

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

We have issued shares of redeemable convertible preferred stock, and may in the future issue additional shares of preferred stock, with terms that could dilute the voting power or reduce the value of our common stock.

We are authorized to issue, without the approval of our stockholders, one or more series of preferred stock having such designation, powers, privileges, preferences, including preferences over our common stock respecting dividends and distributions, terms of redemption and relative participation, optional, or other rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations or restrictions thereof, as our board of directors may determine. The terms of one or more series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.

In August 2024, we issued an aggregate of 22,000 shares of a newly established series of preferred stock designated as “Series A Convertible Preferred Stock, par value $0.0001 per share,” which have a stated value of $1,000 per share and are convertible into shares of common stock. Holders of shares of Series A Preferred Stock are entitled to vote on an as-converted basis with holders of shares of common stock. In addition, so long as North Run and its affiliates collectively beneficially own at least 20% of the Conversion Shares underlying the preferred shares issued in 2024, we may not, without the consent of North Run: create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Preferred Stock; incur aggregate indebtedness for borrowed money (subject to certain exceptions) in excess of $10.0 million; change our line of business; or amend, alter or repeal any provision of the Amended and Restated Certificate of Incorporation or bylaws in a manner that adversely affects the special rights, powers and preferences of the Series A Preferred Stock.

The Series A Preferred Stock ranks senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Series A Preferred Stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of Series A Preferred Stock are also entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences assigned to holders of the Series A Preferred Stock, and any other repurchase or redemption rights or liquidation preferences we may assign to holders of preferred stock in the future, could affect the residual value of the common stock.

North Run and its affiliates’ ownership may limit or preclude other stockholders’ ability to influence corporate matters.

North Run and its affiliates held 41.3% of the voting power of our capital stock based on shares outstanding as of December 31, 2024. In addition, North Run may acquire additional shares of common stock and voting power upon exercise of their warrants. For as long as North Run and its affiliates hold a significant amount of our Series A Preferred Stock and common stock, they will be able to exert significant control over us. This concentrated control may limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest. North Run and its affiliates may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions. In that case, those buyers may subsequently be able to exert significant control over us.

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

We could be an emerging growth company for up to five years.  Our status as an emerging growth company will end as soon as any of the following takes place:

●	the last day of the fiscal year in which we have more than $1.235 billion in annual revenues;

●	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

●	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or,

●	the last day of the fiscal year ending after the fifth anniversary of the completion of the first sale of our equity securities pursuant to a registration statement under the Securities Act.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the paramount importance of cybersecurity in preserving the integrity, confidentiality, and availability of our systems, data, and operations. Our cybersecurity program is designed to identify, assess, monitor, and manage material risks from cybersecurity threats. We have developed a comprehensive approach based on recognized frameworks including the National Institute of Standards and Technology (NIST) Cybersecurity Framework and industry best practices.

Our cybersecurity program employs a defense-in-depth strategy that implements multiple layers of controls to protect our digital assets:

●	Advanced endpoint protection solutions
●	Next-generation firewalls and intrusion detection/prevention systems
●	Data loss prevention tools and encryption for sensitive data
●	Multi-factor authentication for all critical systems and applications
●	Regular vulnerability scanning and penetration testing
●	Continuous monitoring of our network and systems

We conduct regular risk assessments of our infrastructure, applications, and processes to identify vulnerabilities and implement appropriate controls. These assessments incorporate:

●	Identification of reasonably foreseeable internal and external threats
●	Assessment of the likelihood and potential impact of identified threats
●	Evaluation of the sufficiency of policies, procedures, and technical measures to manage risks
●	Regular testing and auditing of our security controls

All employees undergo mandatory security awareness training upon hiring and annually thereafter. This training covers best practices, emerging threats such as phishing and social engineering, and incident response procedures. We also conduct regular phishing simulation exercises to reinforce training and identify areas for improvement.

Industry Engagement and Staying Current

We maintain current with evolving cybersecurity threats, technologies, and best practices through:

●	Active participation in industry-specific information sharing organizations
●	Membership in cybersecurity forums and communities
●	Strategic partnerships with third-party security providers who maintain current certifications and specialize in emerging threat detection and response
●	Subscription to threat intelligence services that provide real-time updates on evolving threats
●	Regular review and incorporation of updated guidance from organizations such as CISA, NIST, and industry regulatory bodies
●	Engagement with cybersecurity thought leaders and experts through conferences and professional development
●	Regular assessments of our security program against industry benchmarks and frameworks to identify improvement opportunities

Third-Party Risk Management

Our third-party risk management program is integrated into our overall cybersecurity strategy. We recognize the significant challenges posed by the need to govern third-party service providers and vendors, and have implemented robust processes to oversee and manage these risks:

●	Security assessments of all third-party providers proportional to the risks present, before or soon after engagement, and periodically thereafter
●	Contractual requirements for security and privacy protections
●	Continuous monitoring of critical third-party services
●	Incident response coordination with key vendors
●	Regular audits of third-party security controls for those handling sensitive data

Before sharing or allowing the hosting of sensitive data in computing environments managed by third parties, we conduct thorough information security assessments. All third parties with access to our information systems must review and acknowledge our acceptable use policy before access is granted.

Incident Response and Business Continuity

We maintain a formal incident response plan with clearly defined roles, responsibilities, and procedures for:

●	Identifying a cybersecurity incident
●	Assessing its nature and scope
●	Minimizing and containing the impact
●	Investigating the root cause
●	Communication and reporting to stakeholders
●	Recovering and restoring affected systems

Our incident response procedures include escalation protocols to notify appropriate members of senior and executive management, the Board, and regulatory authorities in a timely manner based on the criticality of the cybersecurity incident. We conduct regular tabletop exercises and simulations to test the effectiveness of our response capabilities.

We also maintain business continuity and disaster recovery plans to ensure operational resilience in the event of a significant cybersecurity incident. These plans are regularly tested and updated based on lessons learned from exercises and actual incidents.

Cybersecurity Governance and Personnel

The Audit Committee of our Board of Directors provides oversight of our cybersecurity program. The committee receives annual briefings from IT management on:

●	The state of our cybersecurity program
●	Significant security incidents and their resolution
●	Results of security assessments and audits
●	Progress on security initiatives and investments

Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our Senior Vice-President of IT, who has over 20 years of experience in information technology and cybersecurity, including a Bachelor of Science degree. Our SVP of IT reports directly to our Chief Executive Officer on a monthly basis and is responsible for updates to the Audit Committee regarding our cybersecurity posture and initiatives.

Our IT department includes staff members who hold certifications in security, networking, and systems administration. This team of qualified professionals works collaboratively to implement and maintain our comprehensive cybersecurity program. Their specialized expertise is supplemented by strategic partnerships with third-party security providers who hold additional industry-recognized certifications such as CISSP, CISM, CEH, and CompTIA Security+.

Our IT team is responsible for:

●	Developing and implementing security policies and procedures
●	Monitoring and responding to security threats
●	Coordinating security awareness training
●	Managing incident response
●	Providing regular reports to senior management and the Audit Committee

In the event of a material cybersecurity incident, our SVP of IT is responsible for promptly reporting to the CEO and the Audit Committee. A special meeting of the Audit Committee or full Board may be convened as necessary to address significant cybersecurity matters.

Material Incidents

As of December 31, 2024, we have not experienced any cybersecurity incidents that have materially affected our operations, business strategy, financial condition, or financial results. Our management has assessed known cybersecurity incidents for potential materiality and disclosure using formal documented processes.

While we have implemented extensive measures to fortify our defenses against cyber threats, it is important to acknowledge that the cybersecurity landscape is constantly evolving, with threat actors employing increasingly sophisticated tactics. Despite our best efforts, we cannot guarantee that our systems will be completely immune to cyber attacks. We remain vigilant in our efforts to protect our systems and data and continue to invest in our cybersecurity program to address emerging threats.

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

As of March 24, 2025, we had approximately 211 stockholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

No repurchases of any shares of the Company's common stock were made by the Company or any affiliated purchasers in 2024.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table presents information as of December 31, 2024 with respect to compensation plans under which shares of our common stock may be issued.

Number of
securities
remaining
available for
	Number of		future issuance
	securities		under equity
	to be issued	Weighted	compensation
	upon exercise of	average exercise	plans (excluding
	outstanding	price of	securities
	securities	outstanding	reflected in
Plan Category	(#)	options ($)	column(a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	923,509	4.54	305,370	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	923,509	4.54	305,370

(1)	The 2014 Long Term Stock Incentive Plan (the “2014 Plan”) and the 2021 Equity Incentive Plan (the “2021 Plan”).

(2)

As of December 31, 2024, a total of 267,050 shares of our common stock are reserved for issuance pursuant to outstanding stock options under the 2014 Plan.  No additional awards may be granted under our 2014 Plan.  As of December 31, 2024, we have reserved 961,829 shares of common stock under our 2021 Plan, plus any shares of common stock reserved for issuance pursuant to stock options awarded under the 2014 Plan that expire or become unexercisable, i.e., such shares will generally become available for future awards under our 2021 Plan.  In addition, the number of shares reserved for issuance under our 2021 Plan increased automatically by 5% of issued and outstanding shares of common stock on January 1, 2025 to 1,473,853 and, unless the 2021 Plan is amended or terminated, will continue to automatically increase annually on January 1 through January 1, 2030 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of common stock as of the immediately preceding December 31, or such number as is determined by our Board of Directors.

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

Guerrilla RF possesses in-house design, applications, sales, and customer support functions as a fabless semiconductor company.  We outsource the manufacture and production of our MMIC products to subcontractors, providing access to multiple semiconductor process technologies.  Guerrilla RF’s primary external wafer foundries are located in Taiwan and Singapore, and our primary assembly and test suppliers are located in Malaysia and the Philippines.

FISCAL 2024 FINANCIAL HIGHLIGHTS

● Revenue for fiscal year 2024 increased by 33.4% compared to fiscal year 2023, driven by the acquisition of new customers, the launch of new product programs, and increased market share in our core markets. Catalog, Wireless Infrastructure, Wireless Audio, and SatCom all posted solid gains, while Automotive experienced a temporary decline due to a key customer’s delayed initiative. Despite this delay, our automotive product line remained a significant contributor, with significant order volume OEM customers and from major electronics suppliers to OEM component manufacturers. Our ongoing market‐diversification strategy continued to boost revenue, with notable sales increases in repeaters, wireless audio, and SatCom.

● Gross profit for fiscal year 2024 was 63.7% of revenues as compared to 57.1% for fiscal year 2023.  Although the Company has continued to experience supply chain price increases, we have mitigated these cost pressures by carefully shifting our product mix toward higher-margin offerings.  Product contribution margins rose from 70.5% in 2023 to 74.8% in 2024.  Product contribution margins were partially offset by higher overhead costs, on a comparative period basis, which increased due to headcount additions in our Quality group, as well as increased facility costs.

● Operating loss was $8.8 million for 2024 as compared to $12.9 million for 2023. This decrease in operating loss was due to higher revenue, while our operating expenses remained relatively flat, with expenses in our engineering and research and development areas decreasing $0.6 million or 6% year over year.  Sales and marketing expenses increased, rising $0.6 million to $6.3 million or 10% over the prior year period. Administration costs experienced a small increase of $49 thousand or 1% over the prior year period.

● Basic net loss per share was $1.12 and $2.25 for fiscal year 2024 and 2023, respectively.

● Purchases of property, plant and equipment were $0.4 million for fiscal year 2024 and $0.1 million for the fiscal year 2023.  The majority of capital expenditures for 2024 are related to capital additions for the Company's laboratory equipment and related facilities.

Ongoing Funding of Operations

As a relatively young company in its early stages of market penetration and customer acquisition, we have historically sought funding to support our operations and our research and development efforts, in furtherance of new product introductions, market share increases, and participation in new markets.  On March 28, 2024, we completed a private placement offering of approximately $5 million, raising net cash proceeds of approximately $3 million, after deduction of expenses and the conversion of existing debt.  On August 5, 2024, we completed a $22 million private placement offering, raising net cash proceeds of approximately $21.6 million, after deduction of expenses.  We project these funds will be adequate to fund the business for the rest of this fiscal year and beyond.  However, we may seek additional funding from capital and debt markets to support new product development efforts, take advantage of business opportunities, and expand our sales and marketing capabilities and reach.

New Headquarters and Design Center Capital

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

Distributor and Sales Networks

We work with global distributors and sales representatives to promote and expand our sales force.  Guerrilla RF leverages these ongoing business partnerships for long-term sales and market strategies.  In 2022, we expanded our sales representative network in North America, Korea, Japan, and the PRC.  Currently, we work with three large electronic component distributors and over 19 sales representative organizations worldwide.

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

	Year Ended December 31,
	2024	2023
Key Metrics
Number of products released	32	12
Number of total products	163	131
Number of products with lifetime revenue exceeding $100 thousand	73	62
Product backlog (in millions)	$5.44	$5.96

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

Administrative expenses consist primarily of employee compensation costs related to executive management of the Company, financial management, human resources and information technology.  In addition, administrative expenses include business and liability insurance, audit and legal fees as well as consulting and advising fees.  Currently the Company is focused on limiting the growth of administrative expenses and expect such expenses to decline moderately in the coming year.

Interest Expense

Interest expense consists primarily of the interest incurred on our debt obligations, our factoring arrangement expenses, the non-cash interest expense associated with the amortization of shares of common stock issued to certain debtholders as debt discount and debtholders that have a bifurcated conversion feature related to certain convertible notes payable, and lease expense related to our capital leases.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities is fully attributable to the call and put options features of the convertible notes for the years ended December 31, 2024 and December 31, 2023.

Other Income (Expenses)

Other income (expense) for the years ended December 31, 2023 and 2024 was immaterial in each period (no more than $281 thousand). Included in other income (expense) were small transactions related to foreign currency transactions and recognition of a county economic development grant.

The following table summarizes the results of our operations for the periods presented:

	Year Ended December 31,
	2024	2023
Revenues	$20,115,900	$15,078,316
Direct product costs	7,302,192	6,473,477
Gross profit	12,813,708	8,604,839
Operating expenses:
Research and development	9,707,128	10,282,635
Sales and marketing	6,251,254	5,677,141
General and administrative	5,618,389	5,569,654
Total operating expenses	21,576,771	21,529,430
Operating loss	(8,763,063)	(12,924,591)
Other income (expenses):
Interest income	163,735	—
Interest expense	(3,267,653)	(2,904,454)
Loss on debt extinguishment	(1,523,221)	—
Change in fair value of derivative liabilities	158,000	(142,200)
Change in fair value of warrant liabilities	2,198,051	—
Other income	281,113	4,951
Total other expenses, net	(1,989,975)	(3,041,703)
Net loss	$(10,753,038)	$(15,966,294)

Comparison for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenues	$20,115,900	$15,078,316	$5,037,584	33%

Revenues increased by $5.0 million to $20.1 million for the year ended December 31, 2024, compared to $15.1 million for the year ended December 31, 2023. This growth was primarily driven by increased product sales in our wireless infrastructure and catalog segments. Our product offerings and customer base both expanded during the year, reflecting our ongoing sales strategy of enhancing existing relationships and acquiring new customers through targeted marketing activities. Meanwhile, royalty and non‐recurring revenue declined by 99%, from $400 thousand in 2023 to $2 thousand in 2024, underscoring its reduced significance in our overall revenue plan.

We generate revenue from customers located within and outside the U.S.  While we have several large customers, we define major customers as those responsible for more than 10% of Guerrilla RF’s annual product shipment revenue.  Using this definition, Guerrilla RF had one major customer, Richardson RFPD, Inc. ("RFPD"), during the years ended December 31, 2024, and December 31, 2023.  RFPD, a large product distributor serving numerous end customers, generated 77% and 81% of product shipment revenue for the years ended December 31, 2024 and 2023.

Our existing product sales increased from $11.2 million for the year ended December 31, 2023 to $17.0 million for the year ended December 31, 2024, or 74% and 84% of total product sales, respectively.  We continued to develop and sell new products into our markets, however new product sales fell from $3.6 million for the year ended December 31, 2023 to $3.1 million for the year ended December 31, 2024, or 24% and 15% of total product sales, respectively, primarily due to the delays related to a new product program.

International shipments amounted to $4.0 million (approximately 20% of total product revenue) and $2.3 million (approximately 16% of total product revenue) for the years ended December 31, 2024, and December 31, 2023, respectively.

Direct Product Costs and Gross Profit

	Year Ended December 31,
	2024	2023	$ Change	% Change
Direct product costs	$7,302,192	$6,473,477	$828,715	13%
Gross profit	$12,813,708	$8,604,839	$4,208,869	49%

Direct product costs increased $0.8 million to $7.3 million for the year ended December 31, 2024, compared to $6.5 million for the year ended December 31, 2023.  The 13% increase in direct product costs was driven by increased product sales of 37% (excluding royalty and non-recurring revenue).  This increase was also impacted to a lesser extent by an increase in fixed overhead costs (Quality staffing and related costs) of $0.1 million. Year-over-year gross profit increase was due to a sales volume increase of 37% combined with improved product contribution margins from product mix changes between 2023 and 2024, as sales from one of our higher margin categories (5G Infrastructure) grew disproportionately compared to other sales, reflecting a year over year increase of 360%.

Research and Development Expenses

	Year Ended December 31,
	2024	2023	$ Change	% Change
Research and development	$9,707,128	$10,282,635	$(575,507)	6%

Research and development expenses decreased $0.6 million to $9.7 million for the year ended December 31, 2024, compared to $10.3 million for the year ended December 31, 2023.  R&D spending decreased as prototype mask sets related to new product development declined, driven in part by reduced efforts on silicon development. Lab, facility and information technology support decreased $0.6 million due to expense reduction efforts. This was offset by wages increasing $0.2 million primarily due to executive bonuses being paid for 2024, whereas there were no comparable bonuses in 2023.

Sales and Marketing Expenses

	Year Ended December 31,
	2024	2023	$ Change	% Change
Sales and marketing	$6,251,254	$5,677,141	$574,113	10%

Sales and marketing expenses increased $0.6 million to $6.3 million for the year ended December 31, 2024, compared to $5.7 million for the year ended December 31, 2023.  The 10% increase year over year was driven primarily by increases in wages and benefits of  $0.7 million, including sales representative commissions. Driving cost increases in this category were executive bonuses of $0.1 million in 2024, with no comparable bonuses in 2023, increased share-based compensation of $0.2 million, and headcount related increases for the United Kingdom and European sales team of $0.2 million.  In addition, sales representative commissions increased almost $0.2 million driven by significant increases in sales volumes in 2024 compared to 2023.  Lastly, facility and information support costs declined by $0.1 million from the previous year due to cost-cutting efforts.

General and Administrative Expenses

	Year Ended December 31,
	2024	2023	$ Change	% Change
General and administrative expenses	$5,618,389	$5,569,654	$48,735	1%

General and administrative expenses were $5.6 million for the years ended December 31, 2024, and 2023. There was a decrease of $0.8 million in wages and benefits resulting from reductions in headcount. In addition, software costs fell by $0.4 million as a result of cost-cutting efforts. These decreases were offset by increases in non-income taxes of $0.3 million and professional fees of $0.2 million. Increases of $0.7 million in general expenses, which included facilities costs, office supplies and expenses, and general information technology support, including cyber security, resulted in a net increase overall in general and administrative costs of less than $0.1 million.

Other Income (Expenses)

	Year Ended December 31,
	2024	2023	$ Change	% Change
Interest income	$163,735	$—	$163,735	0%
Interest expense	$(3,267,653)	$(2,904,454)	$(363,199)	13%
Loss on debt extinguishment	$(1,523,221)	$—	$(1,523,221)	0%
Change in fair value of derivative liabilities	$158,000	$(142,200)	$300,200	(211)%
Change in fair value of warrant liabilities	$2,198,051	$—	$2,198,051	0%
Other income	$281,113	$4,951	$276,162	5578%
Total other income (expenses), net	$(1,989,975)	$(3,041,703)	$1,051,728	(35)%

Other expense decreased approximately $1.1 million to $2.0 million for the year ended December 31, 2024, compared to $3.0 million for the year ended December 31, 2023. The decrease was largely attributable to a change in warrant liabilities of $2.2 million, which was driven by a significant decrease in the Company’s share price, which was a key determinant in the value of those warrant liabilities. Offsetting this gain was a loss of $1.5 million on the loss on debt extinguishment. Following the significant funding event in the third quarter of 2024, the Company repaid a significant amount of an existing loan facility (“Salem Loan Facility”) with Salem Investment Partners V, Limited Partnership (“Salem”), resulting in the write-off of unamortized costs associated with that debt that was being amortized over 5 years.

In addition, the Company had smaller contributors to other income including $0.2 million in interest income earned on funds deposited in a money market account which it did not have in 2023, and a change in its derivative liabilities, reflecting an decrease in fair value of $0.2 million.

Finally, an increase in interest expense, as a result of higher levels of debt during the first three quarters of 2024 compared to 2023 of $0.3 million was counteracted by a $0.3 million of other income driven by a grant that was received during 2024.

Liquidity and Capital Resources

Our primary source of liquidity has been cash raised from private placements and debt financing.  As of December 31, 2024, we had cash resources of $8.0 million. We also have a loan facility for up to $3.75 million (referred to as the Spectrum Loan Facility, described in Note 5 to our consolidated financial statements) with Spectrum Commercial Services Company, L.L.C. (“Spectrum”). On March 28, 2024 we completed a private placement offering of approximately $5 million, raising net cash proceeds of approximately $3 million, after deduction of expenses and the conversion of existing debt. On August 5, 2024, we completed a $22 million private placement offering, raising net cash proceeds of approximately $21.6 million, after deduction of expenses. As of December 31, 2024, we had drawn down $0.6 million under the Spectrum Loan Facility and had an outstanding balance of $4.5 million under the Salem Loan Facility. The Company believes that its existing cash and cash equivalents following this raise will provide sufficient resources to support operations through the rest of this fiscal year and beyond. However, we may seek additional funding opportunities if management believes such funds can be successfully invested in business opportunities for the Company.

As described in Note 1 to our consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at December 31, 2024 of $53.8 million.  We expect losses and negative cash flows to continue in the near term, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our Company grows.  We plan to continue to invest in the implementation of our long-term strategic plan and we anticipate that we will continue to narrow cash burn from historical levels. so that cash reserves will provide the necessary working capital to conclude the Company is a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented.

Cash (used in) provided by:

	Year Ended December 31,
	2024	2023

Operating activities	$(6,653,784)	$(13,454,990)
Investing activities	(752,180)	(101,714)
Financing activities	14,599,296	9,997,615
Net increase (decrease) in cash	$7,193,332	$(3,559,089)

Operating Activities

Cash used in operating activities was $6.7 million and $13.5 million for the years ended  December 31, 2024 and 2023, respectively.  Cash used in operating activities for the year ended December 31, 2024 principally resulted from our net loss of $10.8 million, with uses offset by $1.7 million in share-based compensation, non-cash depreciation and amortization of $1.5 million, accretion of notes payable of $1.3 million, non-cash interest expense related to debt refinancing of $0.4 million, as well as a change in inventory allowance of $0.2 million, and further adjusted by an aggregate gain of $2.3 million on the change in fair value of derivative and warrant liabilities.  There was also $0.1 million provided from the decrease of prepaid expenses, an increase of accounts receivable of $0.2 million, and an increase in operating lease liability of $0.4 million.  In addition, there was a $0.5 million increase in inventories.

Cash used in operating activities for the year ended December 31, 2023, principally resulted from our net loss of $16.0 million, with uses offset by non-cash depreciation and amortization of $1.6 million, non-cash interest expense related to debt refinancing of $0.4 million, accretion of notes payable of $1.1 million as well as $1.3 million in share-based compensation.  There was also $1.0 million provided from the decrease of prepaid expenses, an increase of accounts receivable of $1.0 million, and a decrease in operating lease expense of $0.1 million.   In addition, there was a $2.2 million decrease in accounts payable and accrued expenses and a $0.1 million decrease in inventory.

Investing Activities

Cash used in investing activities was $0.8 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.  Cash used in investing activities resulted from capital expenditures on property and equipment for all periods presented, and additional capital expenditures in 2024 for the purchase of intangible assets.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2024, of $14.6 million was principally attributable to $8.3 million in net payments related to the Spectrum Loan Facility and Salem Loan more than offset by total net proceeds from equity financing of $24.6 million.  Principal payments on capital leases reduced total cash provided by financing by $1.0 million.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2024.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$459,112	$459,112	$—	$—	$—
Short-term notes	500,000	500,000
Long-term notes	4,000,000	—	4,000,000	—	—
Long-term debt	440,879	—	440,879	—	—
Short-term debt	828,492	828,492	—	—	—
Operating lease obligations	6,305,794	669,001	1,086,093	1,367,264	3,183,436
Finance lease obligations	1,495,889	667,718	769,199	58,972	—
Total	$14,030,166	$3,124,323	$6,296,171	$1,426,235	$3,183,436

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and judgments involve derivatives and warrant liabilities and the valuation of equity financing. Accordingly, actual results may differ from these estimates.  To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows will be affected.

Other than as described under Note 2 to our audited consolidated financial statements, the Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission on March 29, 2024, have not materially changed.

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

The Company has incurred substantial negative cash flows from operations in nearly every fiscal period since inception. For the years ended December 31, 2024 and 2023, the Company incurred a net loss of $10.8 million and $16.0 million, respectively. For the years ended December 31, 2024 and 2023, the Company used $6.7 million and $13.5 million in cash to fund operations, respectively.  As a result, the Company had an accumulated deficit of $53.8 million as of December 31, 2024. The Company's cash and working capital as of December 31, 2024 was $8.0 million and $6.3 million, respectively. We expect losses and negative cash flows to continue in the near term, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our Company grows. The Company plans to continue to invest in the implementation of its long-term strategic plan and anticipates that it will continue to narrow cash burn from historical levels.

Our primary source of liquidity has been from cash raised from private placements and debt financing. We also have a loan facility for up to $3.75 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our consolidated financial statements). On March 28, 2024 we completed a private placement offering of approximately $5 million, raising net cash proceeds of approximately $3 million, after deduction of expenses and the conversion of existing debt. On August 5, 2024, we completed a $22 million private placement offering, raising net cash proceeds of approximately $21.6 million, after deduction of expenses. Additionally, on August 2, 2024, the Company initiated the amendment of the a loan facility (referred to as the Salem Loan Facility, described in Note 5) to (i) reduce the outstanding principal balance from $12.0 million to $4.5 million, (ii) extend the maturity date from January 31, 2026 to December 31, 2028, and (iii) reduce the interest rate from 14% (comprising 3% payment-in-kind (deferred) and 11% cash) to 12% cash.  The amendment was effective on August 5, 2024 after the principal balance was reduced from $12.0 million to $4.5 million by using a portion of the proceeds from the private placement offering in August 2024. As a result, the Company believes that its existing cash and cash equivalents will provide sufficient resources to fund operations for at least the next twelve months after the issuance date of these financial statements.

Fair Value of Financial Instruments

We measure the fair value of financial assets and liabilities based on ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

The carrying amounts of our financial instruments, such as cash, accounts receivable, and accounts payable approximate fair values due to the short-term nature of these instruments. We have valued certain warrants as Level 3 warrant liabilities and carried at their fair value computed using a Monte-Carlo simulation. The Monte Carlo simulation considered assumptions including the number of trials, warrant dilution, bid price estimates and multiple VWAP amounts for the cashless conversions of the North Run Warrants. Additionally, other key assumptions used in the Monte-Carlo simulation include the risk-free rate, the expected term of the warrants, expected stock price volatility, expected dividends and management’s assumption that the probability of a fundamental transaction occurring is de minimis.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Guerrilla RF, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee of Guerrilla RF, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guerrilla RF, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2021.

Raleigh, NC

March 27, 2025

Guerrilla RF, Inc.

Consolidated Balance Sheets

December 31, 2024 and 2023

	December 31, 2024	December 31, 2023

Assets
Cash	$7,974,650	$781,318
Accounts receivable, net	2,232,696	2,079,111
Inventories, net	1,838,370	1,533,592
Prepaid expenses	450,293	458,313
Total Current Assets	12,496,009	4,852,334

Prepaid expenses and other	123,185	-
Intangible assets, net	346,547	-
Operating lease right-of-use assets	9,465,427	10,500,620
Property, plant, and equipment, net	2,493,355	3,659,084
Total Assets	$24,924,523	$19,012,038

Liabilities, Redeemable Preferred Stock and Stockholders' Deficit
Accounts payable and accrued expenses	$2,040,862	$2,099,537
Short-term debt	828,492	1,628,667
Derivative liabilities	-	158,000
Warrant liabilities	1,495,516	-
Operating lease liability, current portion	669,001	745,969
Finance lease liability, current portion	667,718	978,543
Convertible notes	-	78,905
Convertible notes - related parties	-	700,189
Notes payable, current portion, net	500,000	10,948,668
Total Current Liabilities	6,201,589	17,338,478

Long-term debt	440,879	698,600
Operating lease liability	5,636,793	6,176,508
Finance lease liability	828,171	1,593,979
Notes payable	4,000,000	-
Total Liabilities	17,107,432	25,807,565

Commitments and Contingencies

Series A convertible preferred stock, $0.0001 par value, 22,000 shares authorized, 22,000 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	20,033,555	-

Stockholders' Deficit
Undesignated preferred stock, $0.0001 par value, 9,978,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,240,478 and 7,893,205 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,024	789
Additional paid-in capital	41,575,012	36,243,146
Accumulated deficit	(53,792,500)	(43,039,462)
Total Stockholders' Deficit	(12,216,464)	(6,795,527)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$24,924,523	$19,012,038

Guerrilla RF, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023
Product	$20,113,523	$14,683,492
Royalties and non-recurring engineering	2,377	394,824
Total Revenue	20,115,900	15,078,316

Direct product costs	7,302,192	6,473,477

Gross Profit	12,813,708	8,604,839

Operating Expenses:
Research and development	9,707,128	10,282,635
Sales and marketing	6,251,254	5,677,141
General and administrative	5,618,389	5,569,654
Total Operating Expenses	21,576,771	21,529,430

Operating Loss	(8,763,063)	(12,924,591)

Interest income	163,735	-
Interest expense	(3,267,653)	(2,904,454)
Loss on debt extinguishment	(1,523,221)	-
Change in fair value of derivative liabilities	158,000	(142,200)
Change in fair value of warrant liabilities	2,198,051	-
Other income	281,113	4,951
Total Other Expenses, net	(1,989,975)	(3,041,703)
Net Loss	$(10,753,038)	$(15,966,294)

Net loss per share - basic and diluted	$(1.12)	$(2.25)

Weighted average common shares outstanding - basic and diluted	9,600,548	7,105,880

Guerrilla RF, Inc.

Consolidated Statements of Change in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2024 and 2023

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
December 31, 2022	$-	$621	$29,427,440	$(27,073,168)	$2,354,893
Net loss	-	-	-	(15,966,294)	(15,966,294)
Net settled RSUs	-	-	(4,320)	-	(4,320)
Shares issued for prepaid services	-	1	99,999	-	100,000
Equity financing, net of issuance costs	-	160	5,440,498	-	5,440,658
Share-based compensation	-	7	1,279,529	-	1,279,536
December 31, 2023	-	789	36,243,146	(43,039,462)	(6,795,527)
Net loss	-	-	-	(10,753,038)	(10,753,038)
Net settled RSUs	-	-	(51,432)	-	(51,432)
Equity financing, net of issuance costs	-	207	5,813,679	-	5,813,886
Stock options exercised	-	-	6,000	-	6,000
Reclassification of historical warrants	-	-	(2,130,167)		(2,130,167)
Share-based compensation	-	28	1,693,786	-	1,693,814
December 31, 2024	$-	$1,024	$41,575,012	$(53,792,500)	$(12,216,464)

Guerrilla RF, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(10,753,038)	$(15,966,294)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,513,798	1,592,567
Share-based compensation	1,693,814	1,279,536
Non-cash interest expense related to debt financing	413,727	407,710
Accretion of notes payables	1,250,499	1,130,731
Impairment on property plant and equipment and operating lease	-	115,438
Loss on extinguishment of debt	1,523,221	-
Change in fair value of derivative liabilities	(158,000)	142,200
Change in fair value of warrant liabilities	(2,198,051)	-
Inventory allowance	214,913	9,661

Changes in assets and liabilities:
Accounts receivable	(153,585)	(954,140)
Inventories	(519,691)	129,672
Prepaid expenses	134,442	1,125,369
Accounts payable and accrued expenses	(34,343)	(2,366,260)
Operating lease liability	418,510	(101,180)
Net cash used in operating activities	(6,653,784)	(13,454,990)

Cash flows from investing activities
Purchases of property, plant, and equipment	(380,880)	(101,714)
Purchase of intangible assets	(371,300)	-
Net cash used in investing activities	(752,180)	(101,714)

Cash flows from financing activities
Proceeds from stock options exercised	6,000	-
Proceeds from notes payable, derivative liabilities and factoring agreement	13,206,729	16,759,886
Principal payments of notes payable and recourse factoring agreement	(21,474,031)	(10,590,115)
Proceeds from equity financing, net	24,616,598	5,440,658
Principal payments on finance lease	(979,170)	(1,043,149)
Repayments of finance insurance premiums	(746,830)	(569,665)
Payment of deferred offering costs	(30,000)	-
Net cash provided by financing activities	14,599,296	9,997,615

Net increase (decrease) in cash	7,193,332	(3,559,089)

Cash, beginning of period	781,318	4,340,407
Cash, end of period	$7,974,650	$781,318

Noncash investing and financing transactions:
Modification on operating and finance leases	$1,500	$806,617
Conversion of debt into equity	$2,794,243	$-
Shares issued for prepaid services	$-	$100,000
Right-of use assets obtained through operating lease	$145,987	$7,837,471
Financing of property and equipment	$-	$483,787
Financing of mask set and wafer	$-	$369,421
Financing of insurance premiums and software	$249,607	$470,860
Property and equipment financed through finance leases	$-	$271,725
Termination of ROU Asset and Lease Liability	$98,963	$-
Property and equipment additions included in accounts payable	$39,899	$35,000
Reclassification of historical warrants	$2,130,167	$-

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

The Company has incurred substantial negative cash flows from operations in nearly every fiscal period since inception. For the years ended December 31, 2024 and 2023, the Company incurred a net loss of $10.8 million and $16.0 million, respectively. For the years ended December 31, 2024 and 2023, the Company used $6.7 million and $13.5 million in cash to fund operations, respectively.  As a result, the Company had an accumulated deficit of $53.8 million as of December 31, 2024. The Company's cash and working capital as of December 31, 2024 was $8.0 million and $6.3 million, respectively. We expect losses and negative cash flows to continue in the near term, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our Company grows. The Company plans to continue to invest in the implementation of its long-term strategic plan and anticipates that it will continue to narrow cash burn from historical levels so that cash reserves will provide the necessary working capital to conclude the Company is a going concern.

Our primary source of liquidity has been from cash raised from private placements and debt financing. We also have a loan facility for up to $3.75 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our consolidated financial statements). As of December 31, 2024, we had drawn down $0.6 million under the Spectrum Loan Facility. On March 28, 2024 we completed a private placement offering of approximately $5 million, raising net cash proceeds of approximately $3 million, after deduction of expenses and the conversion of existing debt. On August 5, 2024, we completed a $22 million private placement offering, raising net cash proceeds of approximately $21.6 million, after deduction of expenses. Additionally, on August 2, 2024, the Company initiated the amendment of the a loan facility (referred to as the Salem Loan Facility, described in Note 5) to (i) reduce the outstanding principal balance from $12.0 million to $4.5 million, (ii) extend the maturity date from January 31, 2026 to December 31, 2028, and (iii) reduce the interest rate from 14% (comprising 3% payment-in-kind (deferred) and 11% cash) to 12% cash.  The amendment was effective on August 5, 2024 after the principal balance was reduced from $12.0 million to $4.5 million by using a portion of the proceeds from private placement offering in August 2024. As a result, the Company believes that its existing cash and cash equivalents will provide sufficient resources to fund operations for at least the next twelve months after the issuance date of these financial statements.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments involve derivatives and warrant liabilities and the valuation of equity financing. Accordingly, actual results could differ from those estimates.

Concentrations of Credit Risk and Major Customers

Financial instruments at  December 31, 2024 and 2023 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.  The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC).  To date, the Company has not experienced any losses on its cash deposits.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

The Company’s accounts receivable are derived from revenue earned from customers located in and outside of the U.S. Major customers are defined as those generating revenue in excess of 10% of the Company’s annual product shipment revenue. The Company had one major customer during the years ended December 31, 2024 and 2023. Revenues from the major customer accounted for 77% and 81% of product shipment revenue for both the years ended December 31, 2024 and 2023, respectively.  Accounts receivable from our major customer represented 81% of accounts receivable at December 31, 2024, and 71% of accounts receivable at December 31, 2023.

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

The Company has a loan facility (the 'Spectrum Loan Facility') with a specialty lender, Spectrum Commercial Services Company, L.L.C ('Spectrum').  The Spectrum Loan Facility provides for advance payments up to $3.75 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of December 31, 2024, there were $0.6 million of advances outstanding under the Spectrum Loan Facility.  At December 31, 2024, $27 thousand of excess collateral was due from Spectrum, which is included in accounts receivable on the consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The recoverability of assets held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less costs to sell. The Company evaluated its long-lived assets for impairment in the year ended December 31, 2024, and determined no impairment expense was deemed necessary.  See Note 4 for further information.

Deferred Offering Costs

The Company will capitalize legal, professional, accounting, and other third-party fees directly associated with common equity financings as deferred offering costs on the balance sheet as a non-current asset until the transaction is complete.  The Company will recognize such previously deferred offering costs and any additional incurred offering costs in connection with such transaction, as a reduction of additional paid in capital.  Transaction costs consisting of legal, accounting, financial advisory, and other professional fees incurred as part of the Company's equity financing, as mentioned in Note 6 were offset against the total proceeds from such offerings in the accompanying consolidated financial statements for both the years ended December 31, 2024 and 2023.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

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

During the years ended  December 31, 2024 and 2023, the Company had $0 and $250 thousand of revenue from contracts with customers to be recognized over time as the services are delivered to the customer.  Certain nonrecurring engineering service revenues are recognized over time as the services are delivered to the customer.  As of December 31, 2024 and 2023, the Company did not have any contract liabilities where performance obligations have not yet been satisfied.  During the years ended December 31, 2024 and 2023, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The costs incurred by the Company for shipping and handling are classified as direct product costs in the consolidated statements of operations. Any incidental items that are immaterial in the context of a sale to a customer are recognized as expense.

Direct Product Costs

The Company’s direct product costs consist primarily of direct materials salaries and related expenses, overhead, third-party services vendors, shipping and handling, and depreciation expense related to the equipment and information technology costs incurred directly in the Company’s revenue-generating activities.

Share-Based Compensation

The Company measures and recognizes compensation expense for all stock options, shares of stock, and restricted stock units ("RSU") awarded to employees and nonemployees based on the estimated fair market value of the award on the grant date.  The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards.  The Company estimates the fair value of shares of stock and RSU awards based upon the known fair market value of the underlying shares on the grant date.  The Company recognizes compensation expense on a straight-line basis over the applicable vesting period.  In addition, the Company accounts for forfeitures of awards as they occur.

Estimating the fair market value of options requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock, the expected life of the options, stock price volatility, the risk-free interest rate, and expected dividends. Therefore, the assumptions used in the Company’s Black-Scholes option-pricing model represent management’s best estimates.

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

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses for the years ended December 31, 2024 and 2023 were $12,973 and $19,961, respectively.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

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

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, and accounts payable approximate fair values due to the short-term nature of these instruments.

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

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

The following potentially dilutive securities have been excluded from the computation of basic shares years ended December 31, 2024 and 2023, as they would be anti-dilutive:

	Year Ended December 31,
	2024	2023
Series A convertible preferred stock	7,213,115	-
Common stock warrants	5,780,955	824,416
Restricted stock units	583,432	454,566
Stock options	348,467	570,748
	13,925,969	1,849,730

The table above excludes convertible notes that are contingently convertible upon future events that have not occurred. See Note 5 – Debt – Convertible Notes for terms of conversion of the convertible notes that were outstanding as of December 31, 2023.

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

Convertible Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized for issuance, of which, 22,000 shares have been designated as “Series A convertible preferred stock”, par value $0.0001 per share, have a stated value of $1,000 per share and are initially convertible into 7,213,115  shares of the Company’s common stock.  Holders of the Series A convertible preferred stock are entitled to vote on an as-converted basis with the Company’s common stockholders. The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

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

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

In November 2023, FASB issued ASU No. 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures (Topic 280), which allows disclosure of one or more measures of segment profit or loss used by the Chief Operating Decision Maker to allocate resources and assess performance. Additionally, the standard requires enhanced disclosures of significant segment expenses and other segment items, as well as incremental qualitative disclosures on both an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. The adoption of this new guidance did not have a significant impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Tax-Improvements to Income Tax Disclosures (Topic 740), which requires enhanced disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures included within notes to consolidated financial statements.

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

3. Inventories

Inventories are summarized as follows:

	2024	2023
Raw materials	$740,543	$488,548
Work-in-process	153,004	132,511
Finished goods	1,169,397	922,194
Inventory allowance	(224,574)	(9,661)
Inventory, net	$1,838,370	$1,533,592

4. Property and Equipment

Property and equipment is summarized as follows:

	2024	2023
Production assets	$2,276,386	$1,927,958
Computer equipment and software	993,092	937,957
Lab equipment	3,498,894	3,588,560
Office furniture and fixtures	1,299,856	1,328,570
Leasehold improvements	171,257	228,143
	8,239,485	8,011,188
Less accumulated depreciation	(5,746,130)	(4,352,104)
	$2,493,355	$3,659,084

Depreciation expense was $1,489,045 and $1,592,567 for the years ended December 31, 2024 and 2023, respectively.

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

For the Years Ended  December 31, 2024 and 2023

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

At December 31, 2024, the Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets.

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

The initial term of the Spectrum Loan Facility was 24 months from the Spectrum Effective Date. The term of the facility automatically renews for an additional two-year period unless either party provides at least 60 days’ notice prior to the expiration date. The term automatically renewed on June 1, 2024. Subject to certain exceptions, in the event of an early termination of the AR Agreement by the Company or resulting from the Company’s default or other circumstances impacting the Company (including bankruptcy, reorganization, sale of assets, and cessation of business), the Company will be required to pay a prepayment fee.

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

The Spectrum Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.  For the year ended December 31, 2024, the Company maintained compliance with these covenants and restrictions.

The Company has borrowed $0.6 million under the Spectrum Loan Facility as of December 31, 2024.  The Company includes the interest expense of the Spectrum Loan Facility ($304 thousand) as part of its interest expense on its consolidated statements of operations, and the total amount of $0.6 million borrowed under the Spectrum Loan Facility is included as short-term debt on the consolidated balance sheet as of December 31, 2024.

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

For the Years Ended  December 31, 2024 and 2023

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

On September 5, 2023, the Company and Salem entered into the amended and restated loan agreement (the 'A&R Loan Agreement') in order to (i) provide for additional advances of up to $4.0 million, and (ii) change the maturity date of all previous advances from August 11, 2027 to April 30, 2024. The additional advances have an interest rate of 14.0% per annum, with payment of interest deferred until the April 30, 2024 maturity date.  The Company determined that the A&R Loan Agreement represented a debt modification and, accordingly, no extinguishment accounting was required.  As a result of prospectively revising the amortization of existing debt discount of previous advances, new approximate effective interest rates between 29% and 98% were established on the previous advances.  The A&R Loan Agreement provides that the Company must maintain compliance with certain net cash flow and liquidity requirements.

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

In the second half of 2023, AMB Investments, LLC and others purchased participation interests in $5.5 million of additional advances made under Salem Loan Facility (the ‘Additional Advances’). AMB Investments, LLC owned a 47.17% participation interest in those Additional Advances, giving it a pecuniary interest in approximately $2.6 million of the Salem Loan Facility and 500,000 shares of common stock issued to Salem in connection with the Additional Advances. Director, Gary Smith is President of AMB Investments, LLC.

On March 28, 2024, Salem extended the maturity date of the Salem Loan Facility from April 30, 2024 to January 31, 2026. Additional revisions included changing the interest rate to (i) 3% payment-in-kind and (ii) 11% cash interest for the entire Salem Loan Facility. In addition the Company paid Salem an aggregate fee of $100,000 in connection with the revisions and $654,308 of outstanding paid-in-kind interest was exchanged for 261,723 shares of common stock and five-year warrants to purchase 261,723 shares of common stock at an exercise price of $2.50 per share in connection with the closing of a private placement offering in late March and early April, 2024 (the ‘2024 Private Placement') referenced in Note 6. The Company determined that the maturity extension and revisions should be accounted for as troubled debt restructuring pursuant to ASC 470. As a result of the troubled debt restructuring, (i) a new effective interest rate of 16.9% was established, and (ii) the aggregate of $100,000 of fees paid to the lender was recorded as debt discount to be amortized over the remaining term of the debt, and (iii) additional debt discount in the amount of $1,278,516 was recorded and to be amortized over the remaining term of the debt, which represents the difference between $654,308 of paid-in-kind interest exchanged for common stock and warrants with an aggregate fair value of $1,932,824 in connection with the 2024 Private Placement.

On August 2, 2024, the Company entered into Amendment No. 2 to Amended and Restated Loan Agreement (the "Salem Amendment") with Salem. Pursuant to the Salem Amendment, which became effective on August 5, 2024, the Company paid down the principal balance on the Salem Loan Facility from $12.0 million to $4.5 million, repaying the Additional Advances in full. Additionally, the maturity date was extended from January 31, 2026 to December 31, 2028 and the interest rate was reduced from 14% (comprising 3% payment-in-kind (deferred) and 11% cash) to 12% cash. The Company determined that the Salem Amendment should be accounted for as a debt extinguishment which resulted in a loss on extinguishment of debt of $1.5 million. As of December 31, 2024, the carrying value of the amount financed under the Salem Loan Facility approximates its fair value as the interest rate is equal to the Company's market rate for equivalent financing terms.

As of December 31, 2024, the total amount the Company has financed under the Salem Loan Facility is:

Principal amount of promissory notes payable	$4,500,000
Accrued interest	-
Less: unamortized debt issue costs	-
Less: unamortized debt discount	-
Notes payable, current portion, net	$4,500,000

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

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

New Headquarters and Design Center Capital Addition Financing

In conjunction with the Company's move into expanded office facilities in early 2023, the Company entered into a financing arrangement related to furniture for the new office facilities in April 2022.  The total cost of the furniture financed was $1.1 million, which included tax, freight, interim storage, and installation labor.  The Company was responsible for paying interest-only payments to the financing company related to the furniture procurement order (interest on principal of $496 thousand) placed in April 2022 prior to the first scheduled principal financing payment, which occurred in August 2022 ($246 thousand).  The Company made interest-only payments to the financing company related to the furniture procurement order through August 2022 in the amount of $17 thousand.  The total scheduled principal and interest payments to be made after December 31, 2024 related to the April 2022 furniture financing are $28 thousand.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

Debt Maturity

As of December 31, 2024, debt is expected to mature as follows:

2025	$1,328,492
2026	1,214,904
2027	1,686,449
2028	1,539,526
2029	-
Thereafter	-
$5,769,371

6. Common Stock

Common Stock

The Company is authorized to issue 50,000,000 and 300,000,000 shares of common stock with a par value of $ 0.0001 as of December 31, 2024 and 2023, respectively.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through December 31, 2024.

On  December 30, 2022, the Company completed the initial closing of a private placement (the “2022/23 PIPE”) as it entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with investors (the “Purchasers”) pursuant to which the Company sold 647,057 units (the “Units”), each Unit consisting of one share of the Company’s common stock and one warrant to purchase one-half of a share of common stock with an exercise price of $12.00 per share.  The purchase price of each Unit was $7.80 per Unit, resulting in gross proceeds at this initial closing of approximately $5.0 million before the deduction of estimated offering expenses of approximately $700,200.  The Company continued to accept subscriptions for Units and had additional closings through  February 28, 2023.  Altogether, the Company sold 1,183,192 Units, resulting in gross proceeds of approximately $9.2 million before the deduction of estimated offering expenses of approximately $1.2 million.

On March 28, 2024, the Company completed the initial closing of the 2024 Private Placement as it entered into a Unit Purchase Agreement with investors pursuant to which the Company sold 2,015,293 units (the “2024 Units”), each 2024 Unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock with an exercise price of $2.50 per share.  The purchase price of each 2024 Unit was $2.50, resulting in gross proceeds at this initial closing of approximately $5.0 million and net cash proceeds of approximately $3.0 million. There were estimated offering expenses of approximately $0.6 million and conversion of convertible debt and accrued interest of approximately $2.8 million. On April 7, 2024, the Company completed a second closing of the 2024 Private Placement. Altogether, the Company sold 2,071,293 2024 Units, resulting in gross proceeds of approximately $5.1 million before the deduction of estimated offering expenses and net cash proceeds of approximately $3.0 million. On the issuance date the warrants were determined to be equity classified and had an aggregate issuance date relative fair value of $2.1 million using the Black-Scholes option pricing model with the following assumptions: expected volatility of 58%, risk-free rate of 4.21%, expected term of 5.5 years, and expected dividends of 0.00%.

See Note 5 – Debt – Salem Loan Facility and Convertible Notes Payable for details regarding common stock issued in connection with debt.

See Note 7 – Share-Based Compensation - Restricted Stock Unit ("RSU") Awards for details regarding RSU grants.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

Common Stock Warrants

Through February 28, 2023, in connection with the 2022/23 PIPE, the Company issued warrants to purchase an aggregate of 769,146 common shares (the “2022/2023 PIPE Warrants”). The 2022/2023 PIPE Warrants are exercisable for a period of five years beginning six months following the final closing of the 2022/23 PIPE. The 2024 Units sold in the 2024 Private Placement included warrants to purchase a total of 2,071,293 shares of common stock (the “2024 PIPE Warrants”), which warrants were issued upon the final closing of the 2024 Private Placement. Each 2024 PIPE Warrant is exercisable for a period of five years beginning six months following the final closing of the 2024 Private Placement. On August 5, 2024, the Company completed a private placement (the “North Run Private Placement”), which included the issuance of warrants to purchase an aggregate of 2,885,246 shares of common stock at an exercise price of $3.05 per share (the “North Run Warrants”). Each North Run Warrant is exercisable for a period of five and a half years beginning on the closing date of the North Run Private Placement and were determined to be classified as liabilities on the issuance date and as of December 31, 2024. As of December 31, 2024, the total amount of outstanding common stock warrants is 5,780,955. See Note 8 – Fair Value Measurement – Warrant Liabilities for additional details regarding the Company’s outstanding warrants.

A summary of the warrant activity during the year ended December 31, 2024 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2024	824,416	$11.10
Issued	4,956,539	2.82
Exercised	-	-
Expired	-	-
Canceled	-	-
Outstanding, December 31, 2024	5,780,955	$4.00	4.8	$-

Exercisable, December 31, 2024	5,780,955	$4.00	4.8	$-

In applying the Black-Scholes option pricing model to warrants granted during 2024 and 2023, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2024	2023
Risk-free interest rate	4.21%	3.55% - 4.15%
Contractual term (years)	5.50	5.50
Expected volatility	57.99%	52.21%
Expected dividends	—%	—%

The following table presents information related to stock warrants at December 31, 2024:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$2.50	2,071,293	5.0	2,071,293
$3.05	2,885,246	5.3	2,885,246
$7.80	177,490	3.9	177,490
$12.00	646,926	3.8	646,926
	5,780,955	4.8	5,780,955

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series.  There was 22,000 and 0 issued and outstanding shares of preferred stock as of December 31, 2024 or December 31, 2023, respectively.

On August 5, 2024, the Company completed the North Run Private Placement, selling (i) an aggregate of 22,000 shares of Series A convertible preferred stock (the “Preferred Shares”), which are initially convertible into 7,213,115  shares (the “Conversion Shares”) of the Company’s common stock, and (ii) warrants to purchase an aggregate of 2,885,246 shares of common stock at an exercise price of $3.05 per share (the 'North Run Warrants') for an aggregate gross purchase price of $22.0 million. The securities were sold to NR-PRL Partners, LP, a Delaware limited partnership and an affiliate of North Run Capital, LP (the “Buyer”) pursuant to a Securities Purchase Agreement entered into by the Company and the Buyer on August 2, 2024 (the “Purchase Agreement”). The net proceeds from the North Run Private Placement were approximately $21.6 million after transaction expenses.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

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

Stock Option Awards

The Company measures the fair value of each option award on the date of grant using the Black‐Scholes option-pricing model, which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk-free interest rate, and dividend yield.  The fair value of each grant of options during the year ended December 31, 2024 was determined using the methods and assumptions discussed below:

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

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

For the years ended December 31, 2024 and 2023, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Expected term (in years)	6.25	6.25
Expected volatility	58%	52%
Risk-free rate	4.20%	3.88%
Dividend rate	—	—

The weighted average grant date fair value of stock option awards granted was $1.78 and $4.61 during the years ended December 31, 2024 and 2023, respectively.

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Unrecognized compensation costs related to non‐vested options at December 31, 2024 amounted to $179,896, which are expected to be recognized over a weighted average term of 1.31 years.

Stock option activity by share is summarized as follows for the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)
Shares underlying outstanding awards at December 31, 2022	601,220	$3.60	6.96
Granted	13,135	8.67
Exercised	-	-
Cancelled/Forfeited	(43,607)	9.62
Shares underlying outstanding awards at December 31, 2023	570,748	7.67	5.98
Granted	8,500	2.50
Exercised	(73,826)	2.01
Cancelled/Forfeited	(156,955)	2.07
Shares underlying outstanding awards at December 31, 2024	348,467	$4.55	3.59
Exercisable options at December 31, 2024	307,699	$3.61	3.26

In the year ended December 31, 2024, the Company granted 8,500 common stock options to new employees with an exercise price of $2.50 per share. These option awards vest equally over three years (33% per year) on the anniversary of the date the recipient started working for the Company.

In the year ended December 31, 2023, the Company granted 13,135 stock options to new employees at multiple exercise prices between $7.80 and $9.00 per share.  These option awards vest equally over four years (25% per year) on the anniversary of the date the recipient started working for the Company.

Restricted Stock Unit Awards

In the years ended December 31, 2024 and 2023 the Company granted 376,542 and 381,127 RSUs, respectively to various employees and directors. The RSU awards made to non-employees in the year ended December 31, 2024 (173,334) vest on the earliest of (i) June 5, 2025, subject to the recipient's continued service with the Company, (ii) the recipient's death, or (iii) the recipient's disability. The RSU awards made to non-employees in the year ended  December 31, 2023 (44,877) vest on the earliest of (i)  April 5, 2024,  subject to the recipient's continued service with the Company, (ii) the recipient's death, or (iii) the recipient's disability. The RSUs awarded to employees during the year ended December 31, 2024 (172,857) vest over a period of 3 years or less from the date of the grant. The RSUs are subject to the recipient’s continued service through the applicable vesting date. The share-based compensation expense to be recognized for these RSUs over the remaining vesting period subsequent to December 31, 2024 is approximately $2.4 million.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

The fair value of each RSU was estimated on the date of grant, based on the weighted average price of the Company's stock.  The Company will issue new shares of common stock to satisfy RSUs upon vesting.  The following table summarizes the RSU activity and weighted averages for share-based awards granted under the terms of the 2021 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	145,637	$10.69
Granted	381,158	6.06
Vested	(61,899)	11.45
Cancelled/Forfeited	(10,330)	9.18
Outstanding at December 31, 2023	454,566	7.35
Granted	376,542	2.89
Vested	(243,143)	5.86
Cancelled/Forfeited	(12,923)	6.68
Outstanding at December 31, 2024	575,042	$5.44

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded stock-based compensation expense in the following expense categories in the consolidated statements of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Direct product costs	$375,171	$77,336
Research and development	324,653	319,258
Sales and marketing	372,152	218,407
General and administrative	621,838	664,535
	$1,693,814	$1,279,536

No income tax benefits have been recognized in the consolidated statements of operations for stock-based compensation arrangements, and no stock-based compensation costs have been capitalized as property and equipment through December 31, 2024.

8. FAIR VALUE MEASUREMENT

Derivative Liabilities

As of January 1, 2024, the Company had Level 3 derivative liabilities that were measured at fair value at issuance, related to the put options of the Convertible Notes.  On March 28, 2024, the redemption feature of the Company’s Convertible Notes was triggered prompting the Company to mark-to-market the fair value of the bifurcated put options of the Convertible Notes.  As of March 28, 2024, the Company determined that the probability of settlement pursuant to such put option was de minimis and, as a result, the fair value of such bifurcated put options was $0. As of December 31, 2024, the Company had no derivative liabilities as the underlying Convertible Notes were converted into shares of common stock.  See Note 5 – Debt – Convertible Notes Payable for additional details regarding the conversion of the Convertible Notes.  The put options were valued using a discounted cash flow valuation technique.

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2023	$-
Issuance of Convertible Notes	15,800
Change in fair value of derivative liabilities	142,200
Ending balance on December 31, 2023	158,000
Change in fair value of derivative liabilities	(158,000)
Ending balance on December 31, 2024	$-

There are derivative liabilities of $0 as of December 31, 2024. For the derivative liabilities valuation, as of the issuance dates of the Convertible Notes between July 12, 2023 and July 21, 2023, the significant unobservable inputs used in the discounted cash flow were a discount rate between 8% to 16% and the probability of a change of control occurring of 10%. For the derivative liabilities valuation, as of December 31, 2023, the significant unobservable inputs used in the discounted cash flow were a discount rate between 8% to 16%.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

Warrant Liabilities

The Company determined that the North Run Warrants should be accounted for as Level 3 warrant liabilities and carried at their fair value computed using a Monte-Carlo simulation.

The Monte Carlo simulation considered assumptions including the number of trials, warrant dilution, bid price estimates and multiple VWAP amounts for the cashless conversions of the North Run Warrants. Additionally, other key assumptions used in the Monte-Carlo simulation include the risk-free rate, the expected term of the warrants, expected stock price volatility, expected dividends and management’s assumption that the probability of a fundamental transaction occurring is de minimis. The following table summarizes the significant assumptions used in the Monte-Carlo simulation during the year ended December 31, 2024:

For the Year Ended
December 31, 2024
Risk-free interest rate	3.55% - 3.58%
Expected term (years)	5.35 - 5.5
Expected volatility	42.60% - 43.20%
Expected dividends	0.00%

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

The following table summarizes the Black-Scholes assumptions used during the year ended December 31, 2024:

For the Year Ended
December 31, 2024
Risk-free interest rate	3.58% - 4.38%
Expected term (years)	2.32 - 5.15
Expected volatility	39.58% - 60.80%
Expected dividends	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2024	$-
Reclassification of Historical Warrants	2,130,167
Issuance of warrant liabilities	1,563,400
Change in fair value of warrant liabilities	(2,198,051)
Ending balance on December 31, 2024	$1,495,516

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	December 31, 2024
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$9,465,427

Current portion of operating lease liabilities	Operating lease, current portion	669,001
Noncurrent portion of operating lease liabilities	Operating lease	5,636,793
Total operating lease liabilities		$6,305,794

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$1,374,503

Current portion of finance lease liabilities	Finance lease, current portion	667,718
Noncurrent portion of finance lease liabilities	Finance lease	828,171
Total finance lease liabilities		$1,495,889

Lease cost recognized in the consolidated financial statements is summarized as follows:

	For the Year Ended December 31,
	2024	2023
Operating lease cost	$1,898,940	$1,651,539

Finance lease cost:
Amortization of lease assets	1,056,784	1,205,155
Interest on lease liabilities	158,491	246,053
Total finance lease costs	$1,215,275	$1,451,208

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

Other supplemental information related to leases is summarized as follows:

December 31, 2024
Weighted average remaining lease term (in years):
Operating leases	7.89
Finance leases	2.34

Weighted average discount rate:
Operating leases	11.03%
Finance leases	8.28%

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2024:
Operating cash flows from operating leases	$1,480,431
Operating cash flows from finance leases	$156,854
Financing cash flows from finance leases	$979,170

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of December 31, 2024:

	Payments Due by Period
	2025	2026	2027	2028	2029	Thereafter	Total
Operating leases	$1,315,472	$1,117,942	$1,076,140	$1,096,206	$1,116,675	$3,773,474	$9,495,909
Less present value adjustment	646,471	583,434	524,555	460,933	384,684	590,038	3,190,115
Operating lease liabilities	$669,001	$534,508	$551,585	$635,273	$731,991	$3,183,436	$6,305,794

Finance leases	$763,145	$670,301	$157,033	$49,835	$13,418	$-	$1,653,732
Less interest	96,084	45,800	11,677	4,100	181	-	157,843
Finance lease liabilities	$667,061	$624,502	$145,355	$45,735	$13,237	$-	$1,495,889

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

Legal

In the ordinary course of business, the Company  may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at December 31, 2024 or 2023.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company  may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company  may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It  may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the consolidated financial statements.  As a result, no liability for these agreements has been recorded at  December 31, 2024 or 2023.

Employment Agreement

The Company has entered into an employment agreement with one executive.  This employment agreement was entered into effective as of  January 1, 2020 and automatically renews annually.  The Company desired the assurance of the executive's continued association and services to retain the executive's experience, skills, abilities, background, and knowledge. The executive’s employment is at-will, and the Company  may terminate the employment relationship at any time, with or without cause, and with or without notice.  The terms of the agreement stipulate compensation, benefits, specific restrictive covenants, and Company obligations upon termination of the employment agreement, including severance pay calculated as twelve monthly payments of the executive's monthly base salary.

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

Purchase Order Obligations

As of December 31, 2024 and 2023, the Company had outstanding purchase order obligations of $459,112 and $740,340, respectively, which were not accrued for on the consolidated financial statements.

10. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has one operating segment which develops high-performance MMIC products for wireless connectivity. The Company’s Chief Executive Officer, Ryan Pratt, is the Chief Decision Maker and reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its individual product lines on measures of profit or loss, or asset-based metrics.

The table below presents the Company’s consolidated operating results including significant segment expenses for the years ended December 31, 2024 and 2023:

	For the Year Ended
	December 31,
	2024	2023

Revenues	$20,115,900	$15,078,316
Less:
Direct materials	5,067,217	4,334,226
Other direct product costs (a)	2,234,975	2,139,251
Gross Profit	12,813,708	8,604,839
Operating Expenses:
Research and development	9,707,128	10,282,635
Sales and marketing	6,251,254	5,677,141
General and administrative	5,618,389	5,569,654
Total operating expenses	21,576,771	21,529,430

Segment Operating Loss	(8,763,063)	(12,924,591)

Total Other Expense	(1,989,975)	(3,041,703)
Net Loss	$(10,753,038)	$(15,966,294)

(a)	Includes shipping costs, intangible amortization and overhead.

11. INCOME TAXES

The Company did not have any income tax expense for the years ended  December 31, 2024 or 2023.

The provision for income taxes for the years ended December 31, 2024 and 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to a valuation allowance.  The accounting estimates used to compute the provision for income taxes  may change as new events occur, more experience is obtained, additional information becomes known, or the tax environment changes.

Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

	2024	2023
Noncurrent deferred income tax asset arising from:

Accounts payable	$447,982	$451,478
Property, plant, and equipment	19,757	5,489
Equity-based compensation	240,038	204,988
Contribution carryforward	7,214	6,437
NOL carryforward	6,919,774	5,633,582
NEL carryforward	194,262	194,262
R&D credit	1,035,384	858,020
Operating lease liability	1,436,302	1,590,439
Others	51,152	34,890
Capitalized research and development expense	4,451,183	3,335,888
Total deferred tax assets	14,803,048	12,315,473

Noncurrent deferred income tax liability arising from:
Warrant liabilities	(500,661)	-
Trade receivables and prepaid expenses	(518,352)	(500,514)
Operating lease ROU asset	(1,330,370)	(1,579,741)
Total deferred income tax liabilities	(2,349,384)	(2,080,255)

Net noncurrent deferred income tax asset	12,453,664	10,235,218

Valuation allowance	(12,453,664)	(10,235,218)

Net	$-	$-

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2024, and 2023.

The Company does not have unrecognized tax benefits as of December 31, 2024, or 2023.  The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

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

The Company had net operating loss carryforwards (“NOL”) for federal and state income tax purposes at December 31, 2024, and  December 31, 2023 of approximately:

	December 31,
Combined NOL Carryforwards:	2024	2023
Federal	$32,951,304	$26,826,582
State	$9,836,072	$9,836,072

The net operating loss carryforwards generated before 2018 begin expiring in 2033 for federal and 2028 for state income tax purposes.  Federal and state net operating losses generated in 2018 and into the future now have an indefinite life.

	December 31,
Combined Credit Carryforwards:	2024	2023
Federal	$1,035,384	$858,020

The credit carryforwards begin expiring in 2035 for federal tax purposes.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

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

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31,
Rate reconciliation:	2024	2023
Federal tax benefit at the statutory rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(0.5)%	(2.0)%
Other	1.2%	1.0%
Stock-based compensation shortfalls (windfalls)	1.4%	—%
Research & development credits	(1.6)%	(2.2)%
Change in the valuation allowance	20.6%	24.2%
Income Tax Expense (Benefit)	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s tax returns remain subject to examination; carryforward amounts from all tax years remain subject to adjustment.

Potential 382 Limitation

At  December 31, 2024, the Company had federal NOL and R&D credit carryforwards of approximately $32,951,304 and $1,035,384, respectively, which are generally available to offset future taxable income subject to any future “ownership change”.

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

The Company is a “loss corporation” within the definition of Section 382. As such, it has evaluated whether it has experienced “ownership changes,” as defined by Section 382. The Company believes it experienced such an ownership change in March 2024; as such, the Company’s loss and credit attributes in existence at that time are subject to an annual limitation on utilization. The Company does not believe this limitation will result in any permanent loss of attributes, rather the limitation will only impact the timing of such utilization. Future ownership changes may produce additional limitations and potentially result in a loss of attributes.

As of December 31, 2024, no amounts were considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC-740.  The Company has a full deferred tax valuation allowance as of December 31, 2024.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

12. Related Party Transactions

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

13. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the plan are at the discretion of Executive Management with Board of Directors advisement. The Company made $346,297 and $378,177 of contributions to the plan in 2024 and 2023, respectively.

14. Subsequent Events

None

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, as a result of the material weakness in internal controls over financial reporting described below, management concluded that our disclosure controls and procedures were not effective as of  December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Material Weakness in Internal Control over Financial Reporting

As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K.  This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.  The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2024, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management identified control deficiencies in its internal control over financial reporting as of December 31, 2024 related to our accounting for and review of significant unusual transactions. Because it was concluded that these deficiencies represented a material weakness in the aggregate, management determined that our internal control over financial reporting was not effective as of December 31, 2024.

As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2024.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and are operating effectively for a sufficient period of time. The remediation actions include:

●	Hiring of Mike-John Williams as Chief Financial Officer effective January 8, 2025;
●	Formalization of separate policies and procedures surrounding significant unusual transactions;
●	Enhancement of management review controls of significant unusual transactions; and
●	Establishment of controls surrounding detailed ledgers related to equity-linked instruments;

Management is committed to maintaining a strong internal controls environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We have documented key procedures and controls using a risk-based approach and have, therefore, made progress toward remediation. We continue to implement our remediation plan, which includes continued engagement of an external financial consulting firm to enhance financial reporting and operations as well as design and implementation of controls. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and management is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during our fourth quarter of 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements of Section 16 Reporting Persons

During the year ended December 31, 2024, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common stock (i.e. directors, certain large shareholders and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Executive Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at 2024 Fiscal Year-End,” and “Director Compensation,” which sections are incorporated herein by reference.

AWARDS MADE TO NAMED EXECUTIVE OFFICERS

During the fiscal year ended December 31, 2024, the Company did not award an option or other right to purchase or acquire shares of its common stock during any period beginning four business days before the filing of a periodic report on Form 10-Q or the filing or furnishing of a report on Form 8-K that disclosed material nonpublic information and ending one business day after the filing or furnishing of such a report to any of the Company’s “named executive officers” (as such persons are specified in the Company’s Proxy Statements for its 2023 or 2024 Annual Meeting of Shareholders).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in the Proxy Statement under the section captioned “Audit Fees Paid to Independent Registered Public Accounting Firm,” which section is incorporated herein by reference. Our independent registered public accounting firm is Forvis Mazars, LLP, Raleigh, NC, PCAOB Firm ID No. 57.

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

3.	Exhibits
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization among Laffin Acquisition Corp., Guerrilla RF Acquisition Co. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	2.1	October 27, 2021
3.1	Certificate of Merger relating to the merger of Guerrilla RF Acquisition Co. with and into Guerrilla RF, Inc., filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.1	October 27, 2021
3.2	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.3	Certificate of Amendment to the Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on April 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2023).	8-K	000-56238	3.1	April 14, 2023
3.4	Certificate of Amendment to the Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on May 2, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2024).	8-K	000-56238	3.1	May 3, 2024
3.5	Amended and restated bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
3.6	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	3.1	August 6, 2024
4.1	Form of Lock Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.3	April 1, 2024
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 3, 2023)	8-K	000-56238	10.2	January 3, 2023
4.4	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.2	April 1, 2024
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	4.1	August 6, 2024
4.6	Description of Registrant's Securities					X
10.1+	Employment Agreement, dated January 1, 2020, by and between Ryan Pratt and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.1	October 27, 2021
10.2+	Offer letter, dated June 14, 2019, by and between Mark Mason and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.2	October 27, 2021

10.4**	Distributor Agreement, dated October 1, 2015, between Mouser Electronics, Inc. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.5	October 27, 2021
10.5**	Distribution Agreement, dated July 11, 2016, by and between Richardson RFPD, Inc. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.6	October 27, 2021
10.6+	Form of Indemnity Agreement (directors and officers) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.7	October 27, 2021
10.7+	Form of Pre-Merger Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.8	October 27, 2021
10.8	Registration Rights Agreement, dated October 22, 2021, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.10	October 27, 2021
10.9+	Guerrilla RF, Inc. 2014 Long Term Stock Incentive Plan and form of award agreements (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.11	October 27, 2021
10.10+	Form of award agreements under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.12	October27, 2021
10.11+	2021 Equity Incentive Plan and form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the SEC on December 23, 2021).	S-1/A	333-261860	10.15	December 23, 2021
10.12+	Offer letter, dated December 1, 2021, by and between Kellie Chong and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the SEC on March 3, 2023).	10-K	000-56238	10.16	March 3, 2023
10.13	Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated July 15, 2021 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).	10-Q	000-56238	10.5	November 10, 2022
10.14	Amendment to Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated November 5, 2021 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).	10-Q	000-56238	10.6	November 10, 2022
10.15	Second Amendment to Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated November 10, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).	10-Q	000-56238	10.7	November 10, 2022
10.16	Third Amendment to Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated August 30, 2022 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).	10-Q	000-56238	10.8	November 10,2022
10.17	Registration Rights Agreement, dated December 30, 2022, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on January 3, 2023).	8-K	000-56238	10.3	January 3,2023
10.18	Amendment No. 2 to Amended and Restated Loan Agreement, dated August 2, 2024, between the Company and Salem Investment Partners V, Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 6, 2024).	8-K	000-56238	10.1	August 6, 2024
10.19	Securities Purchase Agreement, dated March 28, 2024, between the Company and the Purchasers listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.1	April 1, 2024
10.20	Registration Rights Agreement, dated March 28, 2024, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.4	April 1, 2024
10.21	Securities Purchase Agreement, dated August 2, 2024, between the Company and the Buyer listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	10.1	August 6, 2024
10.22	Registration Rights Agreement, dated August 2, 2024, between the Company and the Buyer listed therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	10.2	August 6, 2024
10.23	First Amendment to Executive Employment Agreement dated January 15, 2025, by and between Ryan Pratt and the Company.					X
10.24	Form of Clawback Agreement dated March 25, 2025, by and between Mike John-Williams, Mark Mason, Kellie Chong, John Berg and the Company.					X
10.25	Junior Tranche Multi-Draw Note, dated September 5, 2023, issued to Salem Investment Partners V, Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 7, 2023)*	8-K	000-56238	10.2	September 7, 2023

10.26	Amended and Restated Senior Tranche Term Note, dated September 5, 2023, issued to Salem Investment Partners V, Limited Partnership (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 7, 2023)*	8-K	000-56238	10.3	September 7, 2023
10.27	Amended and Restated Junior Tranche Term Note, dated September 5, 2023, issued to Salem Investment Partners V, Limited Partnership (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 7, 2023)*	8-K	000-56238	10.4	September 7, 2023
19.1	Insider Trading and Section 16 Reporting Policy					X
23.1	Consent of FORVIS, LLP, independent registered public accounting firm.					X
31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Mike John-Williams, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Mike John-Williams, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Excess Incentive-Based Compensation Recovery Policy	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in Inline XBRL and contained in Exhibit 101.	X

+	Indicates a management contract or any compensatory plan, contract, or arrangement.
**	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: March 27, 2025	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan Pratt	Chief Executive Officer, and Chairman of	March 27, 2025
Ryan Pratt	the Board of Directors
(Principal Executive Officer)

/s/ Mike John-Williams	Chief Financial Officer	March 27, 2025
Mike John-Williams	(Principal Accounting and Financial Officer)

/s/ Susan Barkal	Director	March 27, 2025
Susan Barkal

/s/ David Bell	Director	March 27, 2025
David Bell

/s/ James E. Dunn	Director	March 27, 2025
James (Jed) E. Dunn

/s/ William J. Pratt	Director	March 27, 2025
William J. Pratt

/s/ Gary Smith	Director	March 27, 2025
Gary Smith

/s/ Virginia Summerell	Director	March 27, 2025
Virginia Summerell

/s/ Greg Thompson	Director	March 27, 2025
Greg Thompson

/s/ Thomas B. Ellis	Director	March 27, 2025
Thomas B. Ellis

/s/ Todd B. Hammer	Director	March 27, 2025
Todd B. Hammer