Form 10-Q
period 2025-03-31
Guerrilla RF, Inc.
filed 2025-05-13
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 8, 2025
Common Stock, $0.0001 par value	10,327,753

GUERRILLA RF, INC.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025

i

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on March 27, 2025.

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024

Assets
Cash	$6,134,709	$7,974,650
Accounts receivable, net	1,917,718	2,232,696
Inventories, net	1,781,582	1,838,370
Prepaid expenses	490,464	450,293
Total Current Assets	10,324,473	12,496,009

Prepaid expenses and other	123,185	123,185
Intangible assets, net	337,264	346,547
Operating lease right-of-use assets	9,149,202	9,465,427
Property, plant, and equipment, net	2,366,905	2,493,355
Total Assets	$22,301,029	$24,924,523

Liabilities, Redeemable Preferred Stock and Stockholders' Deficit
Accounts payable and accrued expenses	$2,092,533	$2,040,862
Short-term debt	1,533,616	828,492
Warrant liabilities	1,731,412	1,495,516
Operating lease liability, current portion	601,721	669,001
Finance lease liability, current portion	634,137	667,718
Notes payable - related party, current portion	500,000	500,000
Total Current Liabilities	7,093,419	6,201,589

Long-term debt	388,443	440,879
Operating lease liability	5,505,225	5,636,793
Finance lease liability	674,482	828,171
Notes payable - related party	4,000,000	4,000,000
Total Liabilities	17,661,569	17,107,432

Commitments and Contingencies
Series A convertible preferred stock, $0.0001 par value, 22,000 shares authorized, 22,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	20,033,555	20,033,555

Stockholders' Deficit
Undesignated preferred stock, $0.0001 par value, 9,978,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,326,940 and 10,240,478 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,033	1,024
Additional paid-in capital	41,940,237	41,575,012
Accumulated deficit	(57,335,365)	(53,792,500)
Total Stockholders' Deficit	(15,394,095)	(12,216,464)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$22,301,029	$24,924,523

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Product	$4,372,904	$5,089,773
Royalties and non-recurring engineering	-	1,476
Total Revenue	4,372,904	5,091,249

Direct product costs	1,702,780	1,870,675

Gross Profit	2,670,124	3,220,574

Operating Expenses:
Research and development	2,492,927	2,251,533
Sales and marketing	1,885,465	1,352,909
General and administrative	1,453,560	1,454,695
Total Operating Expenses	5,831,952	5,059,137

Operating Loss	(3,161,828)	(1,838,563)

Interest income	65,629	-
Interest expense	(210,770)	(1,684,787)
Change in fair value of warrant liabilities	(235,896)	-
Change in fair value of derivative liabilities	-	158,000
Other expense	-	(7,202)
Total Other Expenses, net	(381,037)	(1,533,989)
Net Loss	$(3,542,865)	$(3,372,552)

Net loss per share - basic and diluted	$(0.34)	$(0.42)

Weighted average common shares outstanding - basic and diluted	10,302,895	7,989,471

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Deficit
January 1, 2025	$1,024	$41,575,012	$(53,792,500)	$(12,216,464)
Net loss	-	-	(3,542,865)	(3,542,865)
Refund of unused offering cost	-	5,173	-	5,173
Net settled RSUs	-	(3,850)	-	(3,850)
Share-based compensation	9	363,902	-	363,911
March 31, 2025	$1,033	$41,940,237	$(57,335,365)	$(15,394,095)

	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Deficit
January 1, 2024	$789	$36,243,146	$(43,039,462)	$(6,795,527)
Net loss	-	-	(3,372,552)	(3,372,552)
Equity financing, net of issuance costs	202	5,750,870	-	5,751,072
Net settled RSUs	-	(5,872)	-	(5,872)
Share-based compensation	4	396,193	-	396,197
March 31, 2024	$995	$42,384,337	$(46,412,014)	$(4,026,682)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(3,542,865)	$(3,372,552)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	303,228	366,281
Share-based compensation	363,911	396,197
Non-cash interest expense related to debt financing	-	249,597
Accretion of notes payables	-	915,405
Inventory allowance	(14,529)	-

Change in fair value of warrant liabilities	235,896	-
Change in fair value of derivative liabilities	-	(158,000)
Loss on extinguishment of debt	-	8,298
Changes in assets and liabilities:
Accounts receivable	314,978	(740,703)
Inventories	71,317	(240,004)
Prepaid expenses	(40,171)	167,009
Accounts payable and accrued expenses	(72,329)	1,470,810
Operating lease liability	117,377	95,268
Net cash used in operating activities	(2,263,187)	(842,394)

Cash flows from investing activities
Purchases of property, plant, and equipment	(47,345)	(26,000)
Net cash used in investing activities	(47,345)	(26,000)

Cash flows from financing activities
Proceeds from notes payable, derivative liabilities and factoring agreement	2,523,693	4,239,385
Principal payments of notes payable and recourse factoring agreement	(1,761,103)	(3,219,500)
Refund of unused offering cost	5,173	-
Proceeds from equity financing, net	-	3,042,829
Principal payments on finance lease	(187,270)	(238,171)
Repayment of finance insurance premiums	(109,902)	(136,757)
Net cash provided by financing activities	470,591	3,687,786

Net increase (decrease) cash	(1,839,941)	2,819,392

Cash, beginning of period	7,974,650	781,318
Cash, end of period	$6,134,709	$3,600,710

Noncash investing and financing transactions:
Modifications on finance leases	$-	$54
Conversion of debt into equity	$-	$2,794,243
Property and equipment additions included in accounts payable	$120,150	$14,098
Financing of insurance premiums and software	$-	$249,607

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

The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2024 ("2024 Form 10-K").  This report should be read in conjunction with our 2024 Form 10-K filed with the SEC on March 27, 2025.  In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2025 and its results of operations, cash flows, and changes in stockholders' deficit for the three months ended March 31, 2025 and 2024.  The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for any future period or the full year.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, the "Exchange Act") are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.  The Company has elected not to opt out of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.  This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrations of Credit Risk and Major Customers

Financial instruments at March 31, 2025, and December 31, 2024 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.  The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC).  To date, the Company has not experienced any losses on its cash deposits.

The Company’s accounts receivable are derived from revenue earned from customers located inside and outside of the U.S.  Major customers are defined as those generating revenue in excess of 10% of the Company’s aggregate annual revenue.  The Company had one major distributor customer, Richardson RFPD, Inc. ("RFPD").  RFPD, a large product distributor serving numerous end-user customers, accounted for 72% and 82% of product shipment revenue for the three months ended March 31, 2025 and 2024, respectively.  Accounts receivable from RFPD represented 69% and 81% of accounts receivable at March 31, 2025 and December 31, 2024, respectively.

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

The Company has a loan facility (the 'Spectrum Loan Facility') with a specialty lender, Spectrum Commercial Services Company, L.L.C ('Spectrum').  The Spectrum Loan Facility provides for advance payments up to $3.75 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of March 31, 2025, there were $1.3 million of advances outstanding under the Spectrum Loan Facility.  At March 31, 2025, $123 thousand of excess collateral was due from Spectrum, which is included in accounts receivable on the unaudited interim condensed consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2025 and 2024, the Company had $0 of revenue from contracts with customers to be recognized over time as the services are delivered to the customer.  Certain nonrecurring engineering service revenues are recognized over time as the services are delivered to the customer.  As of March 31, 2025 and 2024, the Company did not have any contractual liabilities where performance obligations have not yet been satisfied. During the quarters ended March 31, 2025 and 2024, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following potentially dilutive securities have been excluded from the computation of basic shares for the three months ended March 31, 2025 and 2024 (unaudited), as they would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Series A convertible preferred stock	7,213,115	-
Common stock warrants	5,780,955	2,839,633
Restricted stock units	453,927	497,555
Stock options	343,958	570,748
	13,791,955	3,907,936

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liquidity and Going Concern

The Company has incurred substantial negative cash flows from operations in nearly every fiscal period since inception. For the three months ended  March 31, 2025, the Company incurred a net loss of $3.5 million and used $2.3 million in cash to fund operations.  As a result, the Company had an accumulated deficit of $57.3 million as of March 31, 2025. The Company's cash and working capital as of March 31, 2025 was $6.1 million and $3.2 million, respectively. During the quarter ended March 31, 2025, the Company implemented significant cost reduction measures focused on organizational efficiency. These actions are expected to meaningfully improve both the Company's cash position and profit margin going forward. The Company plans to continue to invest in the implementation of its long-term strategic plan and anticipates that it will reduce cash burn from historical levels so that cash reserves will provide the necessary working capital to conclude the Company is a going concern.

Our primary source of liquidity has been from cash raised from private placements and debt financing. We also have a loan facility for up to $3.75 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our unaudited interim condensed consolidated financial statements). As of March 31, 2025, we had drawn down $1.3 million under the Spectrum Loan Facility. As a result of a combination of our recent cost reduction measures, our cash and the additional availability under the Spectrum Loan Facility, the Company believes that its existing cash and cash equivalents will provide sufficient resources to support operations and cover existing contractual obligations and other obligations that may arise through the next 12 months.

Recent Accounting Pronouncements

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. INVENTORIES

Inventories are summarized as follows:

	March 31, 2025	December 31, 2024
	(unaudited)
Raw materials	$602,466	$740,543
Work-in-process	150,841	153,004
Finished goods	1,238,320	1,169,397
Inventory allowance	(210,045)	(224,574)
Inventories, net	$1,781,582	$1,838,370

4. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2025	December 31, 2024
	(unaudited)
Production assets	$2,417,236	$2,276,386
Computer equipment and software	993,092	993,092
Lab equipment	3,500,243	3,498,894
Office furniture and fixtures	1,301,411	1,299,856
Leasehold improvements	171,257	171,257
Construction in progress	23,741	-
	8,406,980	8,239,485
Less accumulated depreciation	(6,040,075)	(5,746,130)
	$2,366,905	$2,493,355

Depreciation and amortization expense was $303,228 and $366,281 for the three months ended March 31, 2025 and 2024, respectively.

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

The Spectrum Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.  As of March 31, 2025, the Company was in compliance with these covenants and restrictions.

The Company has borrowed $1.3 million under the Spectrum Loan Facility as of March 31, 2025.  The Company includes the interest expense of the Spectrum Loan Facility ($30 thousand) as part of its interest expense on its unaudited interim condensed consolidated statements of operations, and the total amount of $1.3 million borrowed under the Spectrum Loan Facility is included as short-term debt on the consolidated balance sheet as of March 31, 2025.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Salem Loan Facility

The Company entered into a loan facility (the “Salem Loan Facility”) with Salem Investment Partners V, Limited Partnership (“Salem”) on  August 11, 2022. It was subsequently amended, with the most recent amendment on August 2, 2024. As of March 31, 2025, the principal balance owed under the Salem Loan Facility, is $4.5 million. It accrues interest at a rate of 12% per annum, payable monthly. The principal under the Salem Loan Facility is payable as follows: (i) $0.5 million on or before  December 31, 2025, (ii) $1.0 million on or before December 31, 2026, and (iii) $1.5 million on or before each of December 31, 2027 and 2028.  As of March 31, 2025, the carrying value of the amount financed under the Salem Loan Facility approximates its fair value as the interest rate is equal to the Company's market rate for equivalent financing terms.

As of March 31, 2025, debt is expected to mature as follows:

2025	$1,981,181
2026	1,214,904
2027	1,686,449
2028	1,539,525
2029	-
Thereafter	-
$6,422,059

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 50,000,000 and 300,000,000 shares of common stock with a par value of $ 0.0001 as of March 31, 2025 and 2024, respectively.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that  may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors  may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through March 31, 2025.

On March 28, 2024, the Company completed the initial closing of the 2024 Private Placement as it entered into a Unit Purchase Agreement with investors pursuant to which the Company sold 2,015,293 units (the “2024 Units”), each 2024 Unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock.  The purchase price of each 2024 Unit was $2.50, resulting in gross proceeds at this initial closing of approximately $5.0 million and net cash proceeds of approximately $3.0 million. There were estimated offering expenses of approximately $0.6 million and conversion of convertible debt and accrued interest of approximately $2.8 million. On April 7, 2024, the Company completed a second closing of the 2024 Private Placement. Altogether, the Company sold 2,071,293 2024 Units, resulting in gross proceeds of approximately $5.1 million before the deduction of estimated offering expenses, and net cash proceeds of approximately $3.0 million. On the issuance date the warrants were determined to be equity classified and had an aggregate issuance date relative fair value of $2.1 million using the Black-Scholes option pricing model with the following assumptions: expected volatility of 58%, risk-free rate of 4.21%, expected term of 5.5 years, and expected dividends of 0.00%.

See Note 5 – Debt – Salem Loan Facility for details regarding common stock issued in connection with debt.

See Note 7 – Share-Based Compensation - Restricted Stock Unit ("RSU") Awards for details regarding RSU grants.

Common Stock Warrants

The 2024 Units sold in the 2024 Private Placement included warrants to purchase a total of 2,071,293 shares of common stock, which warrants were issued upon the final closing of the 2024 Private Placement. Each warrant is exercisable for a period of five years beginning six months following the final closing of the 2024 Private Placement.  On August 5, 2024, the Company completed a private placement (the “North Run Private Placement”), which included the issuance of warrants to purchase an aggregate of 2,885,246 shares of common stock at an exercise price of $3.05 per share.   Each warrant is exercisable for a period of five and a half years beginning on the closing date of the North Run Private Placement and were determined to be classified as liabilities on the issuance date and as of March 31, 2025.   As of March 31, 2025, the total amount of outstanding common stock warrants is 5,780,955.  See Note 8 – Fair Value Measurement – Warrant Liabilities for additional details regarding the Company’s outstanding warrants.

A summary of the warrant activity during the three months ended March 31, 2025 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2025	5,780,955	$4.00
Issued	-	-
Exercised	-	-
Expired	-	-
Canceled	-	-
Outstanding, March 31, 2025	5,780,955	$4.00	4.5	$-

Exercisable, March 31, 2025	5,780,955	$4.00	4.5	$-

The following table presents information related to stock warrants at March 31, 2025:

Warrants Outstanding		Warrants Exercisable

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$2.50	2,071,293	4.5	2,071,293
$3.05	2,885,246	4.9	2,885,246
$7.80	177,490	3.4	177,490
$12.00	646,926	3.3	646,926
	5,780,955	4.5	5,780,955

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series.  There were 22,000 issued and outstanding shares of preferred stock as of March 31, 2025 and  December 31, 2024.

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

Stock Option Awards

No stock options were granted in the three months ended March 31, 2025 and 2024.

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Unrecognized compensation costs related to non‐vested options at March 31, 2025 amounted to $128,157, which are expected to be recognized over a weighted average term of 1.09 years.

Stock option activity by share is summarized as follows for the three months ended March 31, 2025 (unaudited):

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)	Intrinsic Value
Shares underlying outstanding awards at January 1, 2025	348,467	$4.55	3.59
Granted	-	-
Exercised	-	-
Expired	(1,625)	3.19
Cancelled/forfeited	(2,884)	10.52
Shares underlying outstanding awards at March 31, 2025	343,958	$4.50	4.60	5,960
Exercisable options at March 31, 2025	317,949	$3.90	4.37	5,960

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Unit Awards

There were 0 and 88,444 RSUs awarded to employees during the three months ended March 31, 2025 and 2024, respectively. The RSUs are subject to the recipient’s continued service through the applicable vesting dates. Unrecognized compensation costs related to non‐vested RSUs at March 31, 2025 amounted to $940,768, which are expected to be recognized over a weighted average term of 1.24 years.

The fair value of each RSU was estimated on the date of grant, based on the weighted average price of the Company's stock.  The Company will issue new shares of common stock to satisfy RSUs upon vesting.  The following table summarizes the RSU activity and weighted averages for share-based awards granted under the terms of the 2021 Plan:

	Three Months Ended March 31, 2025
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	575,042	$5.44
Granted	-
Vested	(88,638)	7.29
Cancelled/forfeited	(32,477)	3.86
Outstanding at March 31, 2025	453,927	$3.54

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded stock-based compensation expense in the following expense categories in the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Direct product costs	$27,047	$24,982
Research and development	83,402	126,344
Sales and marketing	47,462	65,692
General and administrative	206,000	179,179
	$363,911	$396,197

No income tax benefits have been recognized in the unaudited interim condensed consolidated statements of operations for stock-based compensation arrangements, and no stock-based compensation costs have been capitalized as property and equipment through March 31, 2025.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. FAIR VALUE MEASUREMENT

Warrant Liabilities

The Company determined that the North Run Warrants should be accounted for as Level 3 warrant liabilities and carried at their fair value computed using a Black-Scholes call option model.

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

The following table summarizes the Black-Scholes assumptions used during the three months ended March 31, 2025:

For the Three Months Ended March 31, 2025
Risk free interest rate	3.89% - 3.96%
Expected term (years)	2.07 - 4.9
Expected volatility	40.56% - 42.71%
Expected dividends	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2025	$1,495,516
Change in fair value of warrant liabilities	235,896
Ending balance on March 31, 2025	$1,731,412

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	March 31, 2025
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$9,149,202

Current portion of operating lease liabilities	Operating lease, current portion	601,721
Noncurrent portion of operating lease liabilities	Operating lease	5,505,225
Total operating lease liabilities		$6,106,946

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$1,181,750

Current portion of finance lease liabilities	Finance lease, current portion	634,137
Noncurrent portion of finance lease liabilities	Finance lease	674,482
Total finance lease liabilities		$1,308,619

Lease cost recognized in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	For the Three Months Ended March 31,
	2025	2024
Operating lease cost	$482,877	$476,891

Finance lease cost:
Amortization of lease assets	188,546	265,969
Interest on lease liabilities	28,387	45,809
Total finance lease costs	$216,933	$311,778

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other supplemental information related to leases is summarized as follows:

March 31, 2025
Weighted average remaining lease term (in years):
Operating leases	7.76
Finance leases	2.17

Weighted average discount rate:
Operating leases	11.02%
Finance leases	8.36%

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2025:
Operating cash flows from operating leases	$365,497
Operating cash flows from finance leases	$28,133
Financing cash flows from finance leases	$187,270

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of March 31, 2025 :

	Payments Due by Period
	2025(1)	2026	2027	2028	2029	Thereafter	Total
Operating leases	$949,865	$1,117,942	$1,076,140	$1,096,206	$1,116,675	$3,773,474	$9,130,302
Less present value adjustment	479,712	583,434	524,555	460,933	384,684	590,038	3,023,356
Operating lease liabilities	$470,153	$534,508	$551,585	$635,273	$731,991	$3,183,436	$6,106,946

Finance leases	$547,489	$670,301	$157,033	$49,836	$13,418	$-	$1,438,077
Less interest	67,697	45,800	11,677	4,100	184	-	129,458
Finance lease liabilities	$479,792	$624,501	$145,356	$45,736	$13,234	$-	$1,308,619

(1) Amounts are for the remaining nine months ending December 31, 2025.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal

In the ordinary course of business, the Company may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s unaudited interim condensed consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at March 31, 2025, or December 31, 2024.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements.  As a result, no liability for these agreements has been recorded at March 31, 2025, or December 31, 2024.

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

The table below presents the Company’s consolidated operating results including significant segment expenses for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025 (unaudited)	2024 (unaudited)
Revenue	$4,372,904	$5,091,249
Less:
Direct materials	1,179,652	1,307,657
Other direct product costs (a)	523,128	563,018
Gross Profit	2,670,124	3,220,574
Operating Expenses:
Research and development	2,492,927	2,251,533
Sales and marketing	1,885,465	1,352,909
General and administrative	1,453,560	1,454,695
Total Operating Expenses	5,831,952	5,059,137

Segment Operating Loss	(3,161,828)	(1,838,563)

Total Other Expense, net	(381,037)	(1,533,989)
Net Loss	$(3,542,865)	$(3,372,552)

(a)	Includes shipping costs, intangible amortization and overhead.

11. RELATED PARTY TRANSACTIONS

As of March 31, 2025 and December 31, 2024, Salem is identified as a related party as a result of having in excess of a 10% beneficial ownership interest in the Company’s common stock. See Note 5 – Debt – for additional details regarding the Salem Loan Facility.

12. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Code.  The Company’s contributions to the plan are at the discretion of executive management with board of directors advisement.  Under the 401(k) plan, the Company may contribute up to four percent (4%) of eligible employee salaries.  The Company made $83,324 and $82,621 of contributions to the plan in the three months ended March 31, 2025 and 2024, respectively.

13. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read together with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 27, 2025.

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

● international trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects;

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

FIRST QUARTER FISCAL 2025 FINANCIAL HIGHLIGHTS

● Total revenues for the first quarter of fiscal 2025 declined 14% to $4.4 million, compared to $5.1 million in Q1 2024. A $1.4 million decline in wireless infrastructure shipments was primarily responsible, partially offset by a 72% increase in automotive revenue and modest gains in catalog sales for military, aerospace, and navigation products. The overall shift in the sales mix reflects weaker infrastructure sales and stronger automotive sales.

● Gross profit margin decreased to 61.1% in the first quarter of fiscal 2025, down from 63.3% in the first quarter of fiscal 2024. Contribution margin declined to 73.0% from 74.3% over the same period. This margin compression was primarily driven by a product‐mix shift from higher‑margin wireless infrastructure products to lower‑margin automotive business. Overhead costs were slightly down in the first quarter but as a percentage of sales they increased from 11% in first quarter 2024 to 12% in the first quarter 2025.

● Operating loss was $3.2 million in the first quarter of 2025, compared with $1.8 million in the first quarter of 2024. The $1.4 million increase resulted from a ($0.6 million) decline in gross profit driven by lower revenues and mix shift, ($0.4 million) in additional consulting fees, and ($0.4 million) of severance costs related to organizational rationalization.  Operating expenses rose $0.7 million from $5.1 million in the quarter ended March 31, 2024, to $5.8 million in the quarter ended March 31, 2025 reflecting the same one‑time consulting and severance costs. The severance costs are a one-time occurrence, and are part of significant cost reduction measures focused on organizational efficiency that were executed in the quarter. These actions are expected to meaningfully improve both our cash position and profit margin going forward.

●  Net loss per share was $0.34 and $0.42 for the first quarter of fiscal 2025 and 2024, respectively.

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

	Three Months Ended March 31,
	2025 (unaudited)	2024 (unaudited)
Key Metrics
Number of products released	8	2
Number of total products	171	133
Number of products with lifetime revenue exceeding $100 thousand	76	67
Product backlog (in millions)	$6.7	$8.3

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

Results of Operations

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(unaudited)	(unaudited)
Revenues	$4,372,904	$5,091,249
Direct product costs	1,702,780	1,870,675
Gross profit	2,670,124	3,220,574
Operating expenses:
Research and development	2,492,927	2,251,533
Sales and marketing	1,885,465	1,352,909
General and administrative	1,453,560	1,454,695
Total operating expenses	5,831,952	5,059,137
Operating loss	(3,161,828)	(1,838,563)
Other income (expenses):
Interest income	65,629	—
Interest expense	(210,770)	(1,684,787)
Change in fair value of warrant liabilities	(235,896)	—
Change in fair value of derivative liabilities	—	158,000
Other income (expenses)	—	(7,202)
Total other income (expenses), net	(381,037)	(1,533,989)
Net loss	$(3,542,865)	$(3,372,552)

Comparison of the three months ended March 31, 2025 and 2024 (unaudited):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues	$4,372,904	$5,091,249	(718,345)	(14)%

Revenues decreased $0.7 million to $4.4 million for the three months ended March 31, 2025, compared to $5.1 million for the three months ended March 31, 2024.  A $1.4 million decline in wireless infrastructure shipments was primarily responsible for the decrease. This decline was partially offset by increases in automotive revenue of $0.9 million. All other product categories remained relatively consistent with the prior year period, with modest gains in catalog sales for military, aerospace and navigation products.

Major customers; those responsible for more than 10% of annual product shipment revenue; accounted for a significant portion of sales in both periods. For the three months ended March 31, 2025 and 2024, RFPD, a large product distributor, represented 72% and 82% of product revenue, respectively. The year-over-year decrease in RFPD’s share reflects a higher proportion of sales transacted directly with end customers.

Our existing product sales declined from $4.4 million in the first quarter of 2024 to $3.4 million in the first quarter of 2025.  New product sales increased from $0.6 million to $1.0 million over the same period. Revenue decreased in part because of a $1.5 million initial shipment to a new customer in the prior year, which did not repeat this year.

International shipments increased 63%, rising from $0.7 million in the first quarter of 2024 to $1.1 million in the first quarter of 2025, and accounted for approximately 26% of total revenues in Q1 2025.

Direct Product Costs and Gross Profit

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Direct product costs	$1,702,780	$1,870,675	(167,895)	(9)%
Gross profit	$2,670,124	$3,220,574	(550,450)	(17)%

Direct product costs decreased ($0.2 million) to $1.7 million for the three months ended March 31, 2025, compared to $1.9 million for the three months ended March 31, 2024. The 9% decrease was driven by a sales volume decrease of 14%. The lower drop in product costs when compared to sales resulted in gross profit compression due to lower volume and changes in product mix.  Gross profit as a percentage of sales decreased from 63.3% for the first quarter of 2024, to 61.1% for the first quarter of 2025 driven by lower contribution margins from product mix shifts.

Research and Development Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Research and development	$2,492,927	$2,251,533	241,394	11%

Research and development expenses increased $0.2 million to $2.5 million for the three months ended March 31, 2025, compared to $2.3 million for the three months ended March 31, 2024.  This increase primarily reflects $0.1 million of severance expenses related to headcount rationalization and $0.1 million of higher facilities, IT support, and laboratory costs.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Sales and marketing	$1,885,465	$1,352,909	532,556	39%

Sales and marketing expenses increased $0.5 million to $1.9 million for the three months ended March 31, 2025 compared to $1.4 million for the three months ended March 31, 2024.  The increase reflects a $0.3 million increase in staffing costs to promote international market expansion, $0.3 million of severance from headcount rationalization, and $0.1 million of consulting fees for CRM implementation, partially offset by a $0.2 million reduction in facilities and support allocations.

General and Administrative Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
General and administrative expenses	$1,453,560	$1,454,695	(1,135)	(0)%

General and administrative expenses remained flat at $1.5 million for the three months ended March 31, 2025 and 2024; a $0.2 million increase in consulting fees was offset by a $0.2 million decrease in franchise tax due to a 2024 overpayment.

Other Income (Expenses)

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Interest income	$65,629	$—	$65,629	100%
Interest expense	$(210,770)	$(1,684,787)	$1,474,017	(87)%
Change in fair value of warrant liabilities	$(235,896)	$—	$(235,896)	100%
Change in fair value of derivative liabilities	$—	$158,000	$(158,000)	(100)%
Other expense	$-	$(7,202)	$7,202	(100)%
Total other expenses, net	$(381,037)	$(1,533,989)	$1,152,952	(75)%

Interest expense decreased $1.5 million to $0.2 million for the three months ended March 31, 2025, compared to $1.7 million for the three months ended March 31, 2024.  The decrease was attributable to a significant paydown of two debt facilities. On August 5, 2024 the Company paid down the Salem Loan Facility by $7.5 million, leaving a remaining balance of $4.5 million.  In addition, the Company utilized less of its asset-based loan during the first quarter of 2025.  As of March 31, 2025, the amount drawn under the Spectrum Loan Facility was $1.3 million compared to $2.2 million on March 31, 2024.

The change in fair value of warrant liabilities increased by $0.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was the result of the remeasurement of the Historical Warrants and the North Run Warrants that are accounted for as liabilities and carried at fair value at March 31, 2025.

In addition, the Company had other contributors to other income including $0.1 million in interest income earned on funds deposited in a money market account which it did not have in the first quarter of 2024, and a change in its derivative liabilities, reflecting an decrease in fair value of $0.2 million.

Liquidity and Capital Resources

Our primary source of liquidity has been cash raised from private placements and debt financing.  As of March 31, 2025, we had cash resources of $6.1 million.  We also have two loan facilities, one of which is for up to $3.75 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our unaudited condensed consolidated financial statements), and the other of which is a $4.5 million term loan with a different lender (referred to as the Salem Loan Facility, also described in Note 5 to our unaudited condensed consolidated financial statements).  As of March 31, 2025, we had drawn down $1.3 million under the Spectrum Loan Facility and had an outstanding balance of $4.5 million under the Salem Loan Facility.

On August 5, 2024, the Company completed the North Run Private Placement, raising cash proceeds of approximately $21.6 million, net of transaction expenses. Additionally, on August 2, 2024, the Company initiated the amendment of the Salem Loan Facility to (i) reduce the outstanding principal balance from $12.0 million to $4.5 million, (ii) extend the maturity date from January 31, 2026 to December 31, 2028, and (iii) reduce the interest rate from 14% (comprising 3% payment-in-kind (deferred) and 11% cash) to 12% cash.  The amendment was effective on August 5, 2024 after the principal balance was reduced from $12.0 million to $4.5 million by using a portion of the proceeds from the North Run transaction.

The Company believes that its existing cash and cash equivalents will provide sufficient resources to support operations and cover existing contractual obligations and other obligations that may arise through the next 12 months.

We have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at March 31, 2025 of $57.3 million.  We expect losses and negative cash flows to continue in the near term, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our Company grows.  We plan to continue to invest in the implementation of our long-term strategic plan and we anticipate that we will continue to narrow cash burn from historical levels so that over time cash reserves will provide the necessary working capital to operate the Company.

Cash (used in) provided by:

	Three Months Ended March 31,
	2025	2024

Operating activities	$(2,263,187)	$(842,394)
Investing activities	(47,345)	(26,000)
Financing activities	470,591	3,687,786
Net increase (decrease) in cash	$(1,839,941)	$2,819,392

Operating Activities

Cash used in operating activities was $2.3 million for the three months ended March 31, 2025.  Cash used in operating activities for the three months ended March 31, 2025 was principally due to our net loss of $3.6 million, non-cash items of $0.9 million, decrease in accounts receivables of $0.3 million and inventories of $0.1 million.   For the three months ended March 31, 2025, non-cash items that were a part of the net operating loss included depreciation and amortization of $0.3 million, stock-based compensation of $0.4 million, and non-cash and change in fair value of warrant liabilities of $0.2 million.

Cash used in operating activities was $0.8 million for the three months ended March 31, 2024.  Cash used in operating activities for the three months ended March 31, 2024 was principally due to our net loss of $3.4 million, non-cash items of $1.9 million, increase in accounts receivables of $0.7 million, inventories of $0.2 million, and offset by payable and accrued liabilities increase of $1.4 million.  For the three months ended March 31, 2024, non-cash items that were a part of the net operating loss included depreciation and amortization of $0.4 million, stock-based compensation of $0.4 million, and non-cash and accretion of notes payable of $1.2 million.

Investing Activities

Cash used in investing activities was $47 thousand and $26 thousand for the three months ended March 31, 2025 and 2024, respectively.  Cash used in investing activities resulted from the purchase of capital expenditures on property and equipment for all periods presented.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025 of $0.5 million was due to $0.8 million of additional net debt financing and $0.3 million of payments related to finance leases and insurance premiums.

Cash provided by financing activities for the three months ended March 31, 2024 of $3.7 million was primarily attributable to net proceeds of $3.0 million from private placement equity financing, $1.0 million of additional net debt financing, and $0.3 million of payments related finance leases and insurance premiums.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of March 31, 2025 (unaudited).

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$782,724	$782,724	$—	$—	$—
Short-term notes	500,000	500,000	—	—	—
Long-term notes	4,000,000	—	4,000,000	—	—
Long-term debt	388,443	—	388,443	—	—
Short-term debt	1,533,616	1,533,616	—	—	—
Operating lease obligations	6,106,946	601,721	1,589,798	3,915,427	—
Finance lease obligations	1,308,619	634,137	661,248	13,234	—
Total	$14,620,348	$4,052,198	$6,639,489	$3,928,661	$—

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2024, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and judgments in the preparation of our unaudited interim condensed consolidated financial statements involve derivative and warrant liabilities and the valuation of equity financing. Accordingly, actual results may differ from these estimates.  To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows will be affected.

Other than as described under Note 2 to our audited consolidated financial statements and as described above, the Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025, have not materially changed.

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

ITEM 4. CONTROLS AND PROCEDURES.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, as a result of the material weakness in internal controls over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, management concluded that our disclosure controls and procedures were not effective as of  March 31, 2025. While the existence of the material weakness did not result in a material misstatement to the financial statements, it presented a reasonable possibility that a material misstatement in the financial statements could have occurred.

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

To respond to the material weakness disclosed within our Annual Report on Form 10-K for the year ended December 31, 2024, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting.  Our remediation efforts are ongoing and we have designed control procedures to address the material weakness.  The actions taken by management include, but are not limited to:

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there have been changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These changes are a result of our above-noted actions taken to remedy the material weakness in internal controls over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings.  From time to time, we may become involved in lawsuits and legal proceedings that arise in the ordinary course of business.

ITEM 1A. RISK FACTORS.

The risks set out below represent updates to risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with the other factors described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

The recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business.

Current or future tariffs or other restrictive trade measures may raise the costs of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships.

Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements of Section 16 Reporting Persons

During the quarter ended March 31, 2025 no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common stock (i.e. directors, certain large shareholders and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization among Laffin Acquisition Corp., Guerrilla RF Acquisition Co. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	2.1	October 27, 2021
3.1	Certificate of Merger relating to the merger of Guerrilla RF Acquisition Co. with and into Guerrilla RF, Inc., filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.1	October 27, 2021
3.2	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.3	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on April 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2023).	8-K	000-56238	3.1	April 14, 2023
3.4	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on May 2, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2024).	8-K	000-56238	3.1	May 3, 2024
3.5	Amended and restated bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
3.6	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	3.1	August 6, 2024
4.1	Form of Lock Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.3	April 1, 2024
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 3, 2023)	8-K	000-56238	10.2	January 3, 2023
4.4	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.2	April 1, 2024
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	4.1	August 6, 2024
10.1	First Amendment to Executive Employment Agreement dated January 15, 2025, by and between Ryan Pratt and the Company (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC on March 27, 2025).	10-K	000-56238	10.23	March 27, 2025
10.2	Form of Clawback Agreement dated March 25, 2025, by and between Mike John-Williams, Mark Mason, Kellie Chong, John Berg and the Company (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed with the SEC on March 27, 2025).	10-K	000-56238	10.24	March 27, 2025
31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Mike John-Williams, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Mike John-Williams, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page from the Registrant’s from Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: May 13, 2025	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

GUERRILLA RF, INC.

Date: May 13, 2025	By:	/s/ Mike John-Williams
Mike John-Williams Chief Financial Officer (principal financial officer)