Form 10-Q
period 2025-06-30
Guerrilla RF, Inc.
filed 2025-08-12
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 8, 2025
Common Stock, $0.0001 par value	10,517,278

GUERRILLA RF, INC.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025

i

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

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024

Assets
Cash	$4,813,813	$7,974,650
Accounts receivable, net	2,479,992	2,232,696
Inventories, net	1,763,694	1,838,370
Prepaid expenses and other, current	740,841	450,293
Total Current Assets	9,798,340	12,496,009

Prepaid expenses and other	122,925	123,185
Intangible assets, net	327,982	346,547
Operating lease right-of-use assets	8,836,771	9,465,427
Property, plant, and equipment, net	2,840,350	2,493,355
Total Assets	$21,926,368	$24,924,523

Liabilities, Redeemable Preferred Stock and Stockholders' Deficit
Accounts payable and accrued expenses	$2,522,936	$2,040,862
Short-term debt	2,267,910	828,492
Deferred revenue	140,767	-
Warrant liabilities	651,695	1,495,516
Operating lease liability, current portion	540,724	669,001
Finance lease liability, current portion	619,490	667,718
Notes payable - related party, current portion	500,000	500,000
Total Current Liabilities	7,243,522	6,201,589

Long-term debt	334,643	440,879
Operating lease liability	5,366,834	5,636,793
Finance lease liability	520,899	828,171
Notes payable - related party	4,000,000	4,000,000
Total Liabilities	17,465,898	17,107,432

Commitments and Contingencies
Series A convertible preferred stock, $0.0001 par value, 22,000 shares authorized, 22,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	20,033,555	20,033,555

Stockholders' Deficit
Undesignated preferred stock, $0.0001 par value, 9,978,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,516,150 and 10,240,478 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,052	1,024
Additional paid-in capital	42,231,970	41,575,012
Accumulated deficit	(57,806,107)	(53,792,500)
Total Stockholders' Deficit	(15,573,085)	(12,216,464)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$21,926,368	$24,924,523

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product	$5,282,449	$6,109,732	$9,655,353	$11,199,505
Royalties and non-recurring engineering	86,698	822	86,698	2,298
Total Revenue	5,369,147	6,110,554	9,742,051	11,201,803

Direct product costs	1,884,804	2,120,281	3,587,584	3,990,956

Gross Profit	3,484,343	3,990,273	6,154,467	7,210,847

Operating Expenses:
Research and development	2,169,789	2,412,541	4,662,716	4,664,074
Sales and marketing	1,483,897	1,583,377	3,369,362	2,936,286
General and administrative	1,185,731	1,190,990	2,639,291	2,645,685
Total Operating Expenses	4,839,417	5,186,908	10,671,369	10,246,045

Operating Loss	(1,355,074)	(1,196,635)	(4,516,902)	(3,035,198)

Interest income	49,156	-	114,785	-
Interest expense	(242,289)	(856,468)	(453,059)	(2,541,255)
Change in fair value of warrant liabilities	1,079,717	-	843,821	-
Change in fair value of derivative liabilities	-	-	-	158,000
Other income (expense)	(2,252)	296,512	(2,252)	289,310
Total Other Income (Expenses), net	884,332	(559,956)	503,295	(2,093,945)
Net Loss	$(470,742)	$(1,756,591)	$(4,013,607)	$(5,129,143)

Net loss per share - basic and diluted	$(0.05)	$(0.17)	$(0.39)	$(0.57)

Weighted average common shares outstanding - basic and diluted	10,381,182	10,040,069	10,342,255	9,014,771

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Deficit
January 1, 2025	$1,024	$41,575,012	$(53,792,500)	$(12,216,464)
Net loss	-	-	(3,542,865)	(3,542,865)
Refund of unused offering cost	-	5,173	-	5,173
Net settled RSUs	-	(3,850)	-	(3,850)
Share-based compensation	9	363,902	-	363,911
March 31, 2025	$1,033	$41,940,237	$(57,335,365)	$(15,394,095)
Net loss	-	-	(470,742)	(470,742)
Refund of unused offering cost	-	24,829	-	24,829
Net settled RSUs	-	(4,477)	-	(4,477)
Share-based compensation	19	271,381	-	271,400
June 30, 2025	$1,052	$42,231,970	$(57,806,107)	$(15,573,085)

	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Deficit
January 1, 2024	$789	$36,243,146	$(43,039,462)	$(6,795,527)
Net loss	-	-	(3,372,552)	(3,372,552)
Equity financing, net of issuance costs	202	5,750,870	-	5,751,072
Net settled RSUs	-	(5,872)	-	(5,872)
Share-based compensation	4	396,193	-	396,197
March 31, 2024	$995	$42,384,337	$(46,412,014)	$(4,026,682)
Net loss	-	-	(1,756,591)	(1,756,591)
Stock options exercised	-	6,000	-	6,000
Equity financing, net of issuance costs	5	62,809	-	62,814
Net settled RSUs	-	(802)	-	(802)
Share-based compensation	6	338,030	-	338,036
June 30, 2024	$1,006	$42,790,374	$(48,168,605)	$(5,377,225)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(4,013,607)	$(5,129,143)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	589,803	750,192
Share-based compensation	635,311	734,233
Non-cash interest expense related to debt financing	-	340,850
Accretion of notes payables	-	1,162,803
Inventory allowance	(41,189)	-
Change in fair value of warrant liabilities	(843,821)	-
Change in fair value of derivative liabilities	-	(158,000)
Changes in assets and liabilities:
Accounts receivable	(247,296)	(64,643)
Inventories	115,865	(129,635)
Prepaid expenses	(20,440)	297,505
Accounts payable and accrued expenses	108,814	(7,050)
Operating lease liability	230,420	185,297
Deferred revenue	140,767	-
Net cash used in operating activities	(3,345,373)	(2,017,591)

Cash flows from investing activities
Purchases of property, plant, and equipment	(558,993)	(111,085)
Purchases of intangible assets	-	(360,800)
Net cash used in investing activities	(558,993)	(471,885)

Cash flows from financing activities
Proceeds from notes payable, derivative liabilities and factoring agreement	6,493,843	9,008,815
Principal payments of notes payable and recourse factoring agreement	(5,205,048)	(8,834,934)
Refund of unused offering cost	30,002	-
Proceeds from exercise of stock options	-	6,000
Proceeds from equity financing, net	-	3,019,643
Payment of deferred offering costs	-	(30,000)
Principal payments on finance lease	(349,547)	(480,445)
Repayment of finance insurance premiums	(225,721)	(339,536)
Net cash provided by financing activities	743,529	2,349,543

Net decrease in cash	(3,160,837)	(139,933)

Cash, beginning of period	7,974,650	781,318
Cash, end of period	$4,813,813	$641,385

Noncash investing and financing transactions:
Modifications of finance leases	$5,953	$54
Conversion of debt into equity	$-	$2,794,243
Property and equipment additions included in accounts payable	$365,193	$15,699
Financing of insurance premiums and software	$270,108	$249,607

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (“Form 10-Q”), and are presented in U.S. dollars.  Accordingly, they do not include all of the information and notes required by GAAP for annual consolidated financial statements.  Any reference in these Notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).  The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company.  All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2024 ("2024 Form 10-K").  This report should be read in conjunction with our 2024 Form 10-K that was filed with the SEC on March 27, 2025.  In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2025 and its results of operations, cash flows, and changes in stockholders' deficit for the three and six months ended June 30, 2025 and 2024.  The results for the three and/or six months ended June 30, 2025 are not necessarily indicative of the results expected for any future period or the full year.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, the (“Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.  The Company has elected not to opt out of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.  This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrations of Credit Risk and Major Customers

Financial instruments at June 30, 2025, and December 31, 2024 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.  The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC).  To date, the Company has not experienced any losses on its cash deposits.

The Company’s accounts receivable are derived from revenue earned from customers located inside and outside of the U.S.  Major customers are defined as those generating revenue in excess of 10% of the Company’s aggregate annual revenue.  The Company had one major distributor customer, Richardson RFPD, Inc. ("RFPD") for the six months ended June 30, 2025 and 2024 as well as the three months ended June 30, 2025. The Company had two major distributor customers, RFPD and RFMW for the three months ended June 30, 2024.  RFPD, a large product distributor serving numerous end-user customers, accounted for 72% and 80% of product shipment revenue for the six months ended June 30, 2025 and 2024, respectively. RFPD, accounted for 72% and 79% of product shipment revenue for the three months ended June 30, 2025 and 2024, respectively. RFMW, a large product distributor serving numerous end-user customers, accounted for 11% of product revenue for the three months ended June 30, 2024. Accounts receivable from RFPD represented 74% and 81% of accounts receivable at June 30, 2025 and December 31, 2024, respectively.

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

The Company has a loan facility (the 'Spectrum Loan Facility') with a specialty lender, Spectrum Commercial Services Company, L.L.C ('Spectrum').  The Spectrum Loan Facility provides for advance payments up to $3.75 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of June 30, 2025, there were $1.9 million of advances outstanding under the Spectrum Loan Facility.  At June 30, 2025, $46 thousand of excess collateral was due from Spectrum, which is included in accounts receivable on the unaudited interim condensed consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three and six months ended  June 30, 2025 and 2024, the Company had $200 thousand and $0, respectively, of revenue from contracts with customers to be recognized over time as the services are delivered to the customer.  Certain nonrecurring engineering service revenues are recognized over time as the services are delivered to the customer.  As of June 30, 2025 and December 31, 2024 the Company had $141 thousand and $0, respectively, of contractual liabilities where performance obligations have not yet been satisfied. During the three and six months ended June 30, 2025 and 2024, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following potentially dilutive securities have been excluded from the computation of basic shares for the three months ended June 30, 2025 and 2024 (unaudited), as they would be anti-dilutive:

	Three Months Ended June 30,
	2025	2024
Series A convertible preferred stock	7,213,115	-
Common stock warrants	5,780,955	2,895,709
Restricted stock units	252,610	588,746
Stock options	306,211	576,298
	13,552,891	4,060,753

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liquidity and Going Concern

The Company has incurred substantial negative cash flows from operations in nearly every fiscal period since inception. For the six months ended June 30, 2025, the Company incurred a net loss of $4.0 million and used $3.3 million in cash to fund operations.  As a result, the Company had an accumulated deficit of $57.8 million as of June 30, 2025. The Company's cash and working capital as of June 30, 2025 was $4.8 million and $2.6 million, respectively. During the six months ended June 30, 2025, the Company implemented significant cost reduction measures focused on organizational efficiency. These actions are expected to meaningfully improve both the Company's cash position and profit margin going forward. The Company plans to continue to invest in the implementation of its long-term strategic plan and anticipates that it will reduce cash burn from historical levels so that cash reserves will provide the necessary working capital to conclude the Company is a going concern.

Our primary source of liquidity has been from cash raised from private placements and debt financing. We also have a loan facility for up to $3.75 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our unaudited interim condensed consolidated financial statements). As of June 30, 2025, we had drawn down $1.9 million under the Spectrum Loan Facility. As a result of a combination of our recent cost reduction measures, our cash and the additional availability under the Spectrum Loan Facility, the Company believes that its existing cash and cash equivalents will provide sufficient resources to support operations and cover existing contractual obligations and other obligations that may arise through the next 12 months.

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

Tax Law Change

On July 4th, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.

The Company is currently evaluating the impact of the Tax Reform Act of 2025 on its unaudited interim condensed consolidated financial statements. The effects of the new law, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be reflected in the period of enactment and in future periods as additional guidance is issued and the Company completes its analysis.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. INVENTORIES

Inventories are summarized as follows:

	June 30, 2025	December 31, 2024
	(unaudited)
Raw materials	$594,750	$740,543
Work-in-process	216,641	153,004
Finished goods	1,135,688	1,169,397
Inventory allowance	(183,385)	(224,574)
Inventories, net	$1,763,694	$1,838,370

4. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2025	December 31, 2024
	(unaudited)
Production assets	$2,801,731	$2,276,386
Computer equipment and software	993,092	993,092
Lab equipment	3,637,305	3,498,894
Office furniture and fixtures	1,463,130	1,299,856
Leasehold improvements	171,257	171,257
Construction in progress	91,201	-
	9,157,716	8,239,485
Less accumulated depreciation	(6,317,366)	(5,746,130)
	$2,840,350	$2,493,355

Depreciation and amortization expense was $589,803 and $750,192 for the six months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense was $286,575 and $383,911 for the three months ended June 30, 2025 and 2024, respectively.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. DEBT

Spectrum Loan Facility

On June 1, 2022 (the "Spectrum Effective Date"), the Company entered into the Spectrum Loan Facility with Spectrum. Pursuant to the terms of the Assignment of Accounts and Security Agreement (the “AR Agreement”), Spectrum agreed to advance funds equal to approximately  85% of eligible accounts receivable that are collected by Spectrum under a “lock box” arrangement.  On  February 20,  2024, Spectrum increased the maximum amount that  may be advanced under the AR Agreement from $3.0 million to  $3.75 million less any amounts loaned under the Credit Agreement.  In addition, the annual facility fee was increased to  $37,500.

Under the terms of the General Credit and Security Agreement (the "Credit Agreement"), the Company could borrow monies to purchase eligible equipment in an amount equal to the lesser of (i)  75% of the cost of such eligible equipment and (ii) $500,000; provided that this maximum eligibility would automatically be reduced by 1/48 th  each month during the term of the facility. The Credit Agreement also allowed for additional borrowing in an amount equal to the lesser of (i) 50% of the net amount of eligible inventory (as defined in the Credit Agreement), (ii) $350,000, and (iii) 50% of the purchased accounts receivable outstanding under the related AR Agreement.

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

The Spectrum Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.  As of June 30, 2025, the Company was in compliance with these covenants and restrictions.

The Company has borrowed $1.9 million under the Spectrum Loan Facility as of June 30, 2025.  The Company includes the interest expense of the Spectrum Loan Facility ($56 thousand) as part of its interest expense on its unaudited interim condensed consolidated statements of operations, and the total amount of $1.9 million borrowed under the Spectrum Loan Facility is included as short-term debt on the consolidated balance sheet as of June 30, 2025.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Salem Loan Facility

The Company entered into a loan facility (the “Salem Loan Facility”) with Salem Investment Partners V, Limited Partnership (“Salem”) on  August 11, 2022. It was subsequently amended, with the most recent amendment on August 2, 2024. As of June 30, 2025, the principal balance owed under the Salem Loan Facility, is $4.5 million. It accrues interest at a rate of 12% per annum, payable monthly. The principal under the Salem Loan Facility is payable as follows: (i) $0.5 million on or before  December 31, 2025, (ii) $1.0 million on or before December 31, 2026, and (iii) $1.5 million on or before each of December 31, 2027 and 2028.  As of June 30, 2025, the carrying value of the amount financed under the Salem Loan Facility approximates its fair value as the interest rate is equal to the Company's market rate for equivalent financing terms.

Summary

As of June 30, 2025, debt is expected to mature as follows:

2025	$2,590,144
2026	1,286,435
2027	1,686,449
2028	1,539,525
2029	-
$7,102,553

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $ 0.0001 as of June 30, 2025 and 2024.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that  may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors  may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through June 30, 2025.

See Note 5 – Debt – Salem Loan Facility for details regarding common stock issued in connection with debt.

See Note 7 – Share-Based Compensation - Restricted Stock Unit ("RSU") Awards for details regarding RSU grants.

Common Stock Warrants

On March 28, 2024, the Company
completed the initial closing of a private placement (the "2024 Private Placement") as it entered into a Unit Purchase Agreement with investors pursuant to which the Company sold 2,015,293 units (the “2024 Units”), each 2024 Unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock.
The 2024 Units sold in the 2024 Private Placement included warrants to purchase a total of 2,071,293 shares of common stock, which warrants were issued upon the final closing of the 2024 Private Placement. Each warrant is exercisable for a period of five years beginning six months following the final closing of the 2024 Private Placement.  On August 5, 2024, the Company completed a private placement (the “North Run Private Placement”), which included the issuance of warrants to purchase an aggregate of 2,885,246 shares of common stock at an exercise price of $3.05 per share.   Each warrant is exercisable for a period of five and a half years beginning on the closing date of the North Run Private Placement and were determined to be classified as liabilities as of the date of issuance and as of June 30, 2025.   As of June 30, 2025, the total amount of outstanding common stock warrants is 5,780,955.  See Note 8 – Fair Value Measurement – Warrant Liabilities for additional details regarding the Company’s outstanding warrants.

A summary of the warrant activity during the six months ended June 30, 2025 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2025	5,780,955	$4.00
Issued	-	-
Exercised	-	-
Expired	-	-
Canceled	-	-
Outstanding, June 30, 2025	5,780,955	$4.00	4.3	$-

Exercisable, June 30, 2025	5,780,955	$4.00	4.3	$-

The following table presents information related to stock warrants at June 30, 2025:

Warrants Outstanding		Warrants Exercisable

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$2.50	2,071,293	4.2	2,071,293
$3.05	2,885,246	4.6	2,885,246
$7.80	177,490	3.2	177,490
$12.00	646,926	3.0	646,926
	5,780,955	4.3	5,780,955

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series.  There were 22,000 issued and outstanding shares of preferred stock as of June 30, 2025 and  December 31, 2024.

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

In 2021, the Board adopted the Equity Incentive Plan (the “2021 Plan”), which authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, cash awards, and stock bonus awards.  The Company initially reserved 37,166 shares of common stock, plus any reserved shares not issued or subject to outstanding grants under the 2014 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan.  Initially, the number of shares reserved for issuance under the 2021 Plan increased automatically on  January 1 each year by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding  December 31, or a number as  may be determined by our Board. At the 2025 annual meeting of stockholders, the Company's stockholders approved the First Amendment to the 2021 Plan which canceled the “evergreen” provision and authorized an additional 1.5 million shares for issuance pursuant to the award of stock options.

The general purpose of the 2014 Plan and the 2021 Plan is to allow the Company to attract and motivate key employees and directors to align their interests with those of the Company’s shareholders.

Stock Option Awards

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Unrecognized compensation costs related to non‐vested options at June 30, 2025 amounted to $95,060, which are expected to be recognized over a weighted average term of 0.88 years.

Stock option activity by share is summarized as follows for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)	Intrinsic Value
Shares underlying outstanding awards at January 1, 2025	348,467	$4.55	3.59
Granted	-	-
Exercised	-	-
Expired	(39,372)	3.57
Cancelled/forfeited	(2,884)	10.52
Shares underlying outstanding awards at June 30, 2025	306,211	$4.61	4.43	-
Exercisable options at June 30, 2025	283,117	$4.00	4.22	-

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Unit Awards

The RSUs are subject to the recipient’s continued service through the applicable vesting dates. Unrecognized compensation costs related to non‐vested RSUs at June 30, 2025 amounted to $663,977, which are expected to be recognized over a weighted average term of 1.11 years.

The fair value of each RSU was estimated on the date of grant, based on the weighted average price of the Company's stock.  The Company will issue new shares of common stock to satisfy RSUs upon vesting.  The following table summarizes the RSU activity and weighted averages for share-based awards granted under the terms of the 2021 Plan:

	Six Months Ended June 30, 2025
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	575,042	$5.44
Granted	-	-
Vested	(88,638)	7.29
Cancelled/forfeited	(32,477)	3.86
Outstanding at March 31, 2025	453,927	$3.54
Granted	-	-
Vested	(192,006)	2.50
Cancelled/forfeited	(9,311)	4.13
Outstanding at June 30, 2025	252,610	$4.31

Share-Based Compensation Expense

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded share-based compensation expense in the following expense categories in the unaudited interim condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct product costs	$25,601	$24,982	$52,648	$49,964
Research and development	86,632	126,329	170,034	252,673
Sales and marketing	42,722	65,677	90,184	131,369
General and administrative	116,445	121,048	322,445	300,227
	$271,400	$338,036	$635,311	$734,233

No income tax benefits have been recognized in the unaudited interim condensed consolidated statements of operations for share-based compensation arrangements, and no share-based compensation costs have been capitalized as property and equipment through June 30, 2025.

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

The following table summarizes the Black-Scholes assumptions used during the three and six months ended June 30, 2025:

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Risk free interest rate	3.72% - 3.96%	3.72% - 3.96%
Expected term (years)	1.82 - 4.6	1.82 - 4.9
Expected volatility	42.86% - 47.50%	40.56% - 47.50%
Expected dividends	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2025	$1,495,516
Change in fair value of warrant liabilities	(843,821)
Ending balance on June 30, 2025	$651,695

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	June 30, 2025	December 31, 2024
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$8,836,771	$9,465,427

Current portion of operating lease liabilities	Operating lease, current portion	540,724	669,001
Noncurrent portion of operating lease liabilities	Operating lease	5,366,834	5,636,793
Total operating lease liabilities		$5,907,558	$6,305,794

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$1,026,320	$1,374,503

Current portion of finance lease liabilities	Finance lease, current portion	619,490	667,718
Noncurrent portion of finance lease liabilities	Finance lease	520,899	828,171
Total finance lease liabilities		$1,140,389	$1,495,889

Lease cost recognized in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$475,403	$472,661	$958,280	$949,552

Finance lease cost:
Amortization of lease assets	153,684	265,970	342,230	531,939
Interest on lease liabilities	25,512	41,705	53,899	87,514
Total finance lease costs	$179,196	$307,675	$396,129	$619,453

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other supplemental information related to leases is summarized as follows:

June 30, 2025
Weighted average remaining lease term (in years):
Operating leases	7.62
Finance leases	1.97

Weighted average discount rate:
Operating leases	11.01%
Finance leases	8.37%

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2025:
Operating cash flows from operating leases	$727,857
Operating cash flows from finance leases	$53,445
Financing cash flows from finance leases	$349,547

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of June 30, 2025 :

	Payments Due by Period
	2025(1)	2026	2027	2028	2029	Thereafter	Total
Operating leases	$587,505	$1,117,942	$1,076,140	$1,096,206	$1,116,675	$3,773,474	$8,767,942
Less present value adjustment	316,740	583,434	524,555	460,933	384,684	590,038	2,860,384
Operating lease liabilities	$270,765	$534,508	$551,585	$635,273	$731,991	$3,183,436	$5,907,558

Finance leases	$357,214	$661,710	$158,786	$51,589	$13,856	$-	$1,243,155
Less interest	41,694	45,339	11,529	4,024	180	-	102,766
Finance lease liabilities	$315,520	$616,371	$147,257	$47,565	$13,676	$-	$1,140,389

(1) Amounts are for the remaining six months ending December 31, 2025.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal

In the ordinary course of business, the Company may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s unaudited interim condensed consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at June 30, 2025, or December 31, 2024.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements.  As a result, no liability for these agreements has been recorded at June 30, 2025, or December 31, 2024.

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

The table below presents the Company’s consolidated operating results including significant segment expenses for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Revenue	$5,369,147	$6,110,554	$9,742,051	$11,201,803
Less:
Direct materials	1,321,413	1,562,277	2,501,065	2,869,934
Other direct product costs (a)	563,391	558,004	1,086,519	1,121,022
Gross Profit	3,484,343	3,990,273	6,154,467	7,210,847
Operating Expenses:
Research and development	2,169,789	2,412,541	4,662,716	4,664,074
Sales and marketing	1,483,897	1,583,377	3,369,362	2,936,286
General and administrative	1,185,731	1,190,990	2,639,291	2,645,685
Total Operating Expenses	4,839,417	5,186,908	10,671,369	10,246,045

Segment Operating Loss	(1,355,074)	(1,196,635)	(4,516,902)	(3,035,198)

Total Other Expense, net	884,332	(559,956)	503,295	(2,093,945)
Net Loss	$(470,742)	$(1,756,591)	$(4,013,607)	$(5,129,143)

(a)	Includes shipping costs, intangible amortization and overhead.

11. RELATED PARTY TRANSACTIONS

As of June 30, 2025 and December 31, 2024, Salem is identified as a related party as a result of having in excess of a 10% beneficial ownership interest in the Company’s common stock. See Note 5 – Debt – for additional details regarding the Salem Loan Facility.

12. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Code.  The Company’s contributions to the plan are at the discretion of executive management with board of directors advisement.  Under the 401(k) plan, the Company may contribute up to four percent (4%) of eligible employee salaries.  The Company made $73,775 and $98,311 of contributions to the plan in the three months ended June 30, 2025 and 2024, respectively. The Company made $157,099 and $180,932 of contributions to the plan in the six months ended June 30, 2025 and 2024, respectively.

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

SECOND QUARTER FISCAL 2025 FINANCIAL HIGHLIGHTS

●Total revenue for the second quarter of fiscal 2025 decreased 12% as compared to the second quarter of fiscal 2024. This is primarily due to a decrease in our wireless infrastructure product (down 82%) compared to the prior year period when the Company experienced a significant increase in wireless infrastructure business due to a key design ramp with a new customer. In the second quarter of 2025, our automotive and catalog categories grew at 40% and 6% respectively, partially offsetting the decrease in wireless infrastructure revenue.

● Gross profit for the second quarter of fiscal 2025 was 64.9% of revenues as compared to 65.3% for the second quarter of fiscal 2024. The Company's contribution margin of 75.4% increased from 74.4% in the second quarter of fiscal 2024, because of a recognition of non-recurring engineering opportunity which carried no cost. Over these same periods, overhead spending increased slightly in absolute terms (less than $0.1 million), and as a percentage of sales it increased from 9.1% in the second quarter of 2024 to 10.5% in the second quarter of 2025, a direct result of the reduction in revenue.

● Operating loss was $1.4 million for the second quarter of 2025, as compared to $1.2 million for the second quarter of 2024. This increase in operating loss was primarily due to the reduction in revenue. Operating expenses decreased 7.0% primarily due to reductions in equipment and employee expenses associated with our ongoing cost reduction measures. Operating expenses decreased in absolute terms by $0.4 million from $5.2 million for the three months ended June 30, 2024, to $4.8 million for the three months ended June 30, 2025. As a percentage of revenue, operating expenses increased (90% in the second quarter of 2025 vs. 85% in the second quarter of 2024) as a direct result of reduced revenue and certain fixed operating expenses. R&D costs decreased 10% when compared to the prior year period. Sales and marketing decreased 6%, while Administrative costs were unchanged over the same period.

●  Net loss per share was $0.05 and $0.17 for the second quarter of fiscal 2025 and 2024, respectively. This improvement was primarily due to a change in fair value of warrant liabilities.

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

	Six Months Ended June 30,
	2025 (unaudited)	2024 (unaudited)
Key Metrics
Number of products released	18	14
Number of total products	181	145
Number of products with lifetime revenue exceeding $100 thousand	78	70
Product backlog (in millions)	$6.6	$5.0

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

Product backlog:  The amount of product sales that have been committed to by customers, but have not yet been completed, shipped, or invoiced as of the end of the period.  The Company's product backlog can be materially impacted by supply chain constraints, a shift in customer ordering patterns whereby customers place orders in anticipation of extended product delivery lead times, or other customer order delivery request modifications.  Furthermore, because the Company partners closely with a number of its customers to produce high-performance, quality components that are often designed into customers’ end products, immediate substitution of the Company’s products is neither typically desired by customers nor necessarily feasible.  As such, the Company has not historically experienced significant order cancellations, and the Company does not expect significant order cancellations in the future.  The Company closely monitors product backlog and its potential impact on the Company’s financial performance.

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

Results of Operations

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$5,369,147	$6,110,554	$9,742,051	$11,201,803
Direct product costs	1,884,804	2,120,281	3,587,584	3,990,956
Gross profit	3,484,343	3,990,273	6,154,467	7,210,847
Operating expenses:
Research and development	2,169,789	2,412,541	4,662,716	4,664,074
Sales and marketing	1,483,897	1,583,377	3,369,362	2,936,286
General and administrative	1,185,731	1,190,990	2,639,291	2,645,685
Total operating expenses	4,839,417	5,186,908	10,671,369	10,246,045
Operating loss	(1,355,074)	(1,196,635)	(4,516,902)	(3,035,198)
Other income (expenses):
Interest income	49,156	—	114,785	—
Interest expense	(242,289)	(856,468)	(453,059)	(2,541,255)
Change in fair value of warrant liabilities	1,079,717	—	843,821	—
Change in fair value of derivative liabilities	—	—	—	158,000
Other income (expenses)	(2,252)	296,512	(2,252)	289,310
Total other income (expenses), net	884,332	(559,956)	503,295	(2,093,945)
Net loss	$(470,742)	$(1,756,591)	$(4,013,607)	$(5,129,143)

Comparison of the three months ended June 30, 2025 and 2024 (unaudited):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues	$5,369,147	$6,110,554	(741,407)	(12)%

Revenues decreased $0.7 million to $5.4 million for the three months ended June 30, 2025, compared to $6.1 million for the three months ended June 30, 2024.  The decrease in revenues was attributable to a $1.7 million decrease in wireless infrastructure product shipments compared to the same period last year. A product ramp for a new customer drove volume up in 2024. The Revenue decrease was partially offset by growth in our automotive category of $0.8 million, or 40% to $2.7 million, and our catalog business of $0.1 million, or 6% to $2.3 million.

We generate revenue from customers located within and outside the U.S. While we have several large customers, we define major customers as those responsible for more than 10% of our annual product shipment revenue. Using this definition, we had one major customer, RFPD, during the three months ended June 30, 2025 and two major customers, RFPD and RFMW for the three months ended June 30, 2024. RFPD, a large product distributor serving numerous end-user customers, generated 72% and 79% of product revenue for the three months ended June 30, 2025 and 2024, respectively. RFMW, a large product distributor serving numerous end-user customers, generated 11% of product revenue for the three months ended June 30, 2024.  Our new product sales increased from $0.7 million for the three months ended June 30, 2024 to $1.3 million for the three months ended June 30, 2025, due to increased sales from design wins that ramped in 2025.

Nonproduct (royalty and non-recurring engineering (“NRE”)) revenues were up $0.1 million for the three months ended June 30, 2025, compared to June 30, 2024. This was driven by a new opportunity to develop a custom linear amplifier for a customer.

International shipments grew substantially (62%) from $1.2 million to $1.9 million (approximately 35% of Q2 2025 sales) for the three months ended June 30, 2024 and 2025, respectively.

Direct Product Costs and Gross Profit

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Direct product costs	$1,884,804	$2,120,281	(235,477)	(11)%
Gross profit	$3,484,343	$3,990,273	(505,930)	(13)%

Direct product costs decreased $0.2 million to $1.9 million for the three months ended June 30, 2025, compared to $2.1 million for the three months ended June 30, 2024. The 11% decrease in direct product costs was primarily driven by a sales volume decrease of 14%. Decreases in direct product costs were less than the decreases in revenues as changes in product mix resulted in higher costs relative to revenue. Gross profit as a percentage of sales decreased from 65.3% for the second quarter of 2024, to 64.9% for second quarter of 2025. This was driven in part by reduced revenue and fixed overhead costs, which diluted gross profit margin 40 basis points.

Research and Development Expenses

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Research and development	$2,169,789	$2,412,541	(242,752)	(10)%

Research and development expenses decreased $0.2 million to $2.2 million for the three months ended June 30, 2025, compared to $2.4 million for the three months ended June 30, 2024.  The decrease was attributable to staffing cost reduction measures  the Company completed in the first quarter of 2025.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Sales and marketing	$1,483,897	$1,583,377	(99,480)	(6)%

Sales and marketing expenses decreased $0.1 million to $1.5 million for the three months ended June 30, 2025 compared to $1.6 million for the three months ended June 30, 2024.  The decrease was primarily due to tighter controls and management around travel and office related expenses.

General and Administrative Expenses

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
General and administrative expenses	$1,185,731	$1,190,990	(5,259)	(0)%

General and administrative expenses were unchanged at $1.2 million for the three months ended June 30, 2025. The Company is committed to maintaining tight cost controls as it executes on its business plan.

Other Income (Expenses)

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Interest income	$49,156	$—	$49,156	100%
Interest expense	$(242,289)	$(856,468)	$614,179	(72)%
Change in fair value of warrant liabilities	$1,079,717	$—	$1,079,717	100%
Other income (expense)	$(2,252)	$296,512	$(298,764)	(101)%
Total other income (expenses), net	$884,332	$(559,956)	$1,444,288	(258)%

Interest expense decreased $0.7 million to $0.2 million for the three months ended June 30, 2025, compared to $0.9 million for the three months ended June 30, 2024.  The decrease was attributable to a significant paydown of its primary debt facility. On August 5, 2024 the Company paid down the Salem Loan Facility by $7.5 million, leaving a remaining balance of $4.5 million.

The change in fair value of warrant liabilities increased by $1.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase (which resulted from a reduction in the fair value of warrant liabilities) was the result of the remeasurement of the Historical Warrants and the North Run Warrants that are accounted for as liabilities and carried at fair value at June 30, 2025.

Other income (expense) decreased $0.3 million for the three months ended June 30, 2025 primarily due to a grant received during the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 and 2024 (unaudited):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues	$9,742,051	$11,201,803	(1,459,752)	(13)%

Revenues decreased $1.5 million to $9.7 million for the six months ended June 30, 2025, compared to $11.2 million for the six months ended June 30, 2024.  The decrease in revenues was attributable to a $3.1 million decrease in wireless infrastructure product shipments compared to the same period last year.  A product ramp for a new customer drove volume up in 2024. The Revenue decrease was partially offset by demand growth in our automotive of $1.7 million, or 54% to $5.0 million, while our catalog business remained unchanged at $4.1 million.

We generate revenue from customers located within and outside the U.S. While we have several large customers, we define major customers as those responsible for more than 10% of our annual product shipment revenue. Using this definition, we had one major customer, RFPD, during the six months ended June 30, 2025 and 2024, RFPD, a large product distributor serving numerous end-user customers, generated 72% and 80% of product revenue for the six months ended June 30, 2025 and 2024, respectively.

Our new product sales increased from $1.4 million for the six months ended June 30, 2024 to $2.3 million for the six months ended June 30, 2025, driven by new product innovation and design win ramps in 2025. Distributor sales remain a core pillar of our long-term growth strategy while we seek to maximize value-creating direct opportunities as they become available. Our direct sales increased $0.9 million, or 253% to $1.3 million for the six months ended June 30, 2025 compared to the prior year period.

Nonproduct (royalty and NRE) revenues increased slightly by $0.1 million for the six months ended June 30, 2025, compared to June 30, 2024.

International shipments grew substantially (65%) from $1.8 million to $3.1 million  (approximately 32% of the total first half 2025 product sales) for the six months ended June 30, 2024 and 2025, respectively.

Direct Product Costs and Gross Profit

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Direct product costs	$3,587,584	$3,990,956	(403,372)	(10)%
Gross profit	$6,154,467	$7,210,847	(1,056,380)	(15)%

Direct product costs decreased $0.4 million to $3.6 million for the six months ended June 30, 2025, compared to $4.0 million for the six months ended June 30, 2024. The 10% decrease in direct product costs was driven by a sales volume decrease of 13%. Decreases in direct product costs were less than decreases in revenues as changes in product mix resulted in higher costs relative to revenue. Gross profit as a percentage of sales decreased from 64.4% for the six months ended June 30, 2024 to 63.2% for the six months ended June 30, 2025. This was driven in part by reduced revenue and fixed overhead costs, which diluted gross profit margin 115 basis points.

Research and Development Expenses

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Research and development	$4,662,716	$4,664,074	(1,358)	(0)%

Research and development expenses were unchanged at $4.7 million for the six months ended June 30, 2025 and 2024.  The first half of 2025 included $0.2 million one-time severance expenses related to head count rationalization, and $0.1 million of higher laboratory costs. These increases were offset through the realization of lower wages and benefits from head count reduction

Sales and Marketing Expenses

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Sales and marketing	$3,369,362	$2,936,286	433,076	15%

Sales and marketing expenses increased $0.4 million to $3.4 million for the six months ended June 30, 2025 compared to $3.0 million for the six months ended June 30, 2024.  The increase reflects a $0.1 million investment in staffing to promote international and other market expansion, $0.3 million of one-time severance from headcount rationalization, and $0.1 million of consulting fees for CRM implementation as we seek to become a more accountable metric-driven sales organization. The increases were partially offset by a $0.2 million reduction in overall office management fees and lower spending on travel.

General and Administrative Expenses

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
General and administrative expenses	$2,639,291	$2,645,685	(6,394)	(0)%

General and administrative expenses were unchanged at $2.6 million for the six months ended June 30, 2025 and 2024; a $0.2 million increase in consulting fees was offset by a $0.2 million decrease in franchise tax due to a 2024 overpayment.

Other Income (Expenses)

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Interest income	$114,785	$—	$114,785	0%
Interest expense	$(453,059)	$(2,541,255)	$2,088,196	(82)%
Change in fair value of warrant liabilities	$843,821	$—	$843,821	0%
Change in fair value of derivative liabilities	$—	$158,000	$(158,000)	(100)%
Other income (expense)	$(2,252)	$289,310	$(291,562)	(101)%
Total other income (expenses), net	$503,295	$(2,093,945)	$2,597,240	(124)%

Interest expense decreased $2.0 million to $0.5 million for the six months ended June 30, 2025, compared to $2.5 million for the six months ended June 30, 2024.  The decrease was attributable to a significant paydown of its primary debt facility. On August 5, 2024 the Company paid down the Salem Loan Facility by $7.5 million, leaving a remaining balance of $4.5 million.

The change in fair value of warrant liabilities increased by $0.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase (which resulted from a reduction in the fair value of warrant liabilities) was the result of the remeasurement of the Historical Warrants and the North Run Warrants that are accounted for as liabilities and carried at fair value at June 30, 2025.

Other income (expense) decreased $0.3 million for the six months ended June 30, 2024 primarily due to a one-time grant received during the six months ended June 30, 2024.  In addition, the Company had other contributors to other income (expense) including $0.1 million in interest income earned on funds deposited in a money market account, which it did not have in the first six months of 2024, and a change in its derivative liabilities, reflecting a decrease in fair value of $0.2 million.

Liquidity and Capital Resources

Our primary source of liquidity has been cash raised from private placements and debt financing.  As of June 30, 2025, we had cash resources of $4.8 million.  We also have two loan facilities, one of which is for up to $3.75 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our unaudited condensed consolidated financial statements), and the other of which is a $4.5 million term loan with a different lender (referred to as the Salem Loan Facility, also described in Note 5 to our unaudited condensed consolidated financial statements).  As of June 30, 2025, we had drawn down $1.9 million under the Spectrum Loan Facility and had an outstanding balance of $4.5 million under the Salem Loan Facility.

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

We have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at June 30, 2025 of $57.8 million.  We expect losses and negative cash flows to continue in the near term, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our Company grows.  We plan to continue to invest in the implementation of our long-term strategic plan and we anticipate that we will continue to narrow cash burn from historical levels so that over time cash reserves will provide the necessary working capital to operate the Company.

Cash (used in) provided by:

	Six Months Ended June 30,
	2025	2024

Operating activities	$(3,345,373)	$(2,017,591)
Investing activities	(558,993)	(471,885)
Financing activities	743,529	2,349,543
Net increase (decrease) in cash	$(3,160,837)	$(139,933)

Operating Activities

Cash used in operating activities was $3.3 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively.

Cash used in operating activities for the six months ended June 30, 2025 was principally due to our net loss of $4.0 million, non-cash items of $0.3 million, and an increase in working capital of $0.3 million. For the six months ended June 30, 2025, non-cash items that were a part of the net operating loss included depreciation and amortization of $0.6 million, and share-based compensation of $0.6 million, partially offset by a decrease in inventory allowance and change in the fair value of warrant liabilities of $0.9 million.

Cash used in operating activities for the six months ended June 30, 2024 was principally due to our net loss of $5.1 million, non-cash items of $2.8 million, and a decrease in working capital of $0.3 million. For the six months ended June 30, 2024, non-cash items that were a part of the net operating loss included depreciation and amortization of $0.8 million, share-based compensation of $0.7 million, and non-cash and accretion of notes payable of $1.2 million.

Investing Activities

Cash used in investing activities was $0.6 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively.  Cash used in investing activities resulted from capital expenditures on property and equipment in each period, and the purchase of intangible assets in the six months ended June 30, 2024.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 of $0.7 million was due to $1.3 million of additional net debt financing, partially offset by $0.6 million of payments related to finance leases and insurance premiums.

Cash provided by financing activities for the six months ended June 30, 2024 of $2.3 million was primarily attributable to net proceeds of $3.0 million from private placement equity financing, and $0.1 million of additional net debt financing, partially offset by $0.8 million of payments related to finance leases and insurance premiums.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of June 30, 2025 (unaudited).

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$967,793	$967,793	$—	$—	$—
Short-term notes	500,000	500,000	—	—	—
Long-term notes	4,000,000	—	4,000,000	—	—
Long-term debt	334,643	—	334,643	—	—
Short-term debt	2,267,910	2,267,910	—	—	—
Operating lease obligations	5,907,558	540,724	1,451,407	3,915,427	—
Finance lease obligations	1,140,389	619,490	507,223	13,676	—
Total	$15,118,293	$4,895,917	$6,293,273	$3,929,103	$—

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2024, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. CONTROLS AND PROCEDURES.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, as a result of the material weakness in internal controls over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, management concluded that our disclosure controls and procedures were not effective as of  June 30, 2025. While the existence of the material weakness did not result in a material misstatement to the financial statements, it presented a reasonable possibility that a material misstatement in the financial statements could have occurred.

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

To respond to the material weakness disclosed within our Annual Report on Form 10-K for the year ended December 31, 2024, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting.  Our remediation efforts are ongoing and we have designed control procedures to address the material weakness.  The actions taken by management include, but are not limited to:

●	Hiring of Mike John-Williams as Chief Financial Officer effective January 8, 2025;

●	Formalization of separate policies and procedures surrounding significant unusual transactions;

●	Enhancement of management review controls of significant unusual transactions; and

●	Establishment of controls surrounding detailed ledgers related to equity-linked instruments;

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there have been changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These changes are a result of our above-noted ongoing actions taken to remedy the material weakness in internal controls over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 5. OTHER INFORMATION.

Trading Arrangements of Section 16 Reporting Persons

During the quarter ended June 30, 2025 no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common stock (i.e. directors, certain large shareholders and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization among Laffin Acquisition Corp., Guerrilla RF Acquisition Co. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	2.1	October 27, 2021
3.1	Certificate of Merger relating to the merger of Guerrilla RF Acquisition Co. with and into Guerrilla RF, Inc., filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.1	October 27, 2021
3.2	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.3	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on April 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2023).	8-K	000-56238	3.1	April 14, 2023
3.4	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on May 2, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2024).	8-K	000-56238	3.1	May 3, 2024
3.5	Amended and restated bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
3.6	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	3.1	August 6, 2024
4.1	Form of Lock Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.3	April 1, 2024
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 3, 2023)	8-K	000-56238	10.2	January 3, 2023
4.4	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.2	April 1, 2024
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	4.1	August 6, 2024
10.1+	First Amendment to the Guerrilla RF, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Appendix A of the Company Proxy Statement filed with the SEC on April 1, 2025).	DEF 14A	000-56238	Appendix A	April 1, 2025
31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Mike John-Williams, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Mike John-Williams, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page from the Registrant’s from Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.	X

+ Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: August 12, 2025	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

GUERRILLA RF, INC.

Date: August 12, 2025	By:	/s/ Mike John-Williams
Mike John-Williams Chief Financial Officer (principal financial officer)