Form 10-Q
period 2025-09-30
Guerrilla RF, Inc.
filed 2025-11-12
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 6, 2025
Common Stock, $0.0001 par value	10,577,505

GUERRILLA RF, INC.

Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025

i

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

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024

Assets
Cash	$4,019,417	$7,974,650
Accounts receivable, net	1,921,026	2,232,696
Inventories, net	2,005,005	1,838,370
Prepaid expenses and other assets, current	329,428	450,293
Total Current Assets	8,274,876	12,496,009

Prepaid expenses and other assets, noncurrent	89,219	123,185
Intangible assets, net	318,699	346,547
Operating lease right-of-use assets	8,588,165	9,465,427
Property, plant, and equipment, net	2,914,726	2,493,355
Total Assets	$20,185,685	$24,924,523

Liabilities, Redeemable Preferred Stock and Stockholders' Deficit
Accounts payable and accrued expenses	$2,326,251	$2,040,862
Short-term debt	1,445,604	828,492
Deferred revenue	76,655	-
Warrant liabilities	842,348	1,495,516
Operating lease liability, current portion	545,441	669,001
Finance lease liability, current portion	612,689	667,718
Notes payable - related party, current portion	500,000	500,000
Total Current Liabilities	6,348,988	6,201,589

Long-term debt	279,440	440,879
Operating lease liability, noncurrent	5,226,180	5,636,793
Finance lease liability, noncurrent	366,307	828,171
Notes payable - related party, noncurrent	4,000,000	4,000,000
Total Liabilities	16,220,915	17,107,432

Commitments and Contingencies (Note 9)

Convertible Preferred Stock
Series A convertible preferred stock, $0.0001 par value, 22,000 shares authorized, 22,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	20,033,555	20,033,555

Stockholders' Deficit
Undesignated preferred stock, $0.0001 par value, 9,978,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,576,136 and 10,240,478 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,058	1,024
Additional paid-in capital	42,381,236	41,575,012
Accumulated deficit	(58,451,079)	(53,792,500)
Total Stockholders' Deficit	(16,068,785)	(12,216,464)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$20,185,685	$24,924,523

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product	$6,173,905	$4,523,620	$15,829,258	$15,723,125
Royalties and non-recurring engineering	114,405	80	201,103	2,378
Total Revenue	6,288,310	4,523,700	16,030,361	15,725,503

Direct product costs	2,043,273	1,571,182	5,630,857	5,562,138

Gross Profit	4,245,037	2,952,518	10,399,504	10,163,365

Operating Expenses:
Research and development	1,970,131	2,506,554	6,632,847	7,170,628
Sales and marketing	1,532,308	1,749,497	4,901,670	4,685,783
General and administrative	940,959	1,306,268	3,580,250	3,951,953
Total Operating Expenses	4,443,398	5,562,319	15,114,767	15,808,364

Operating Loss	(198,361)	(2,609,801)	(4,715,263)	(5,644,999)

Interest income	38,001	63,873	152,786	63,873
Interest expense	(292,197)	(501,163)	(745,256)	(3,042,418)
Loss on debt extinguishment	-	(1,523,221)	-	(1,523,221)
Change in fair value of warrant liabilities	(190,653)	(2,623,608)	653,168	(2,623,608)
Change in fair value of derivative liabilities	-	-	-	158,000
Other income (expense)	(1,762)	(7,645)	(4,014)	281,665
Total Other Income (Expenses), net	(446,611)	(4,591,764)	56,684	(6,685,709)
Net Loss	$(644,972)	$(7,201,565)	$(4,658,579)	$(12,330,708)

Net loss per share - basic and diluted	$(0.06)	$(0.71)	$(0.45)	$(1.31)

Weighted average common shares outstanding - basic and diluted	10,539,150	10,139,230	10,408,608	9,392,326

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Deficit
January 1, 2025	$1,024	$41,575,012	$(53,792,500)	$(12,216,464)
Net loss	-	-	(3,542,865)	(3,542,865)
Refund of unused offering cost	-	5,173	-	5,173
Net settled RSUs	-	(3,850)	-	(3,850)
Share-based compensation	9	363,902	-	363,911
March 31, 2025	$1,033	$41,940,237	$(57,335,365)	$(15,394,095)
Net loss	-	-	(470,742)	(470,742)
Refund of unused offering cost	-	24,829	-	24,829
Net settled RSUs	-	(4,477)	-	(4,477)
Share-based compensation	19	271,381	-	271,400
June 30, 2025	$1,052	$42,231,970	$(57,806,107)	$(15,573,085)
Net loss	-	-	(644,972)	(644,972)
Net settled RSUs	-	(11,829)	-	(11,829)
Share-based compensation	6	161,095	-	161,101
September 30, 2025	$1,058	$42,381,236	$(58,451,079)	$(16,068,785)

	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Deficit
January 1, 2024	$789	$36,243,146	$(43,039,462)	$(6,795,527)
Net loss	-	-	(3,372,552)	(3,372,552)
Equity financing, net of issuance costs	202	5,750,870	-	5,751,072
Net settled RSUs	-	(5,872)	-	(5,872)
Share-based compensation	4	396,193	-	396,197
March 31, 2024	$995	$42,384,337	$(46,412,014)	$(4,026,682)
Net loss	-	-	(1,756,591)	(1,756,591)
Stock options exercised	-	6,000	-	6,000
Equity financing, net of issuance costs	5	62,809	-	62,814
Net settled RSUs	-	(802)	-	(802)
Share-based compensation	6	338,030	-	338,036
June 30, 2024	$1,006	$42,790,374	$(48,168,605)	$(5,377,225)
Net loss	-	-	(7,201,565)	(7,201,565)
Reclassification of historical warrants	-	(2,759,514)	-	(2,759,514)
Net settled RSUs	-	(40,874)	-	(40,874)
Share-based compensation	15	510,341	-	510,356
September 30, 2024	$1,021	$40,500,327	$(55,370,170)	$(14,868,822)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(4,658,579)	$(12,330,708)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	896,699	1,131,572
Share-based compensation	796,412	1,244,589
Non-cash interest expense related to debt financing	-	425,299
Accretion of notes payables	-	1,250,499
Inventory allowance	(25,789)	-
Change in fair value of warrant liabilities	(653,168)	2,623,608
Change in fair value of derivative liabilities	-	(158,000)
Loss on extinguishment of debt	-	1,523,221
Changes in assets and liabilities:
Accounts receivable	311,670	256,597
Inventories	(140,846)	(382,918)
Prepaid expenses and other assets	424,679	415,142
Accounts payable and accrued expenses	142,775	(92,339)
Operating lease liability	343,089	302,674
Deferred revenue	76,655	-
Net cash used in operating activities	(2,486,403)	(3,790,764)

Cash flows from investing activities
Purchases of property, plant, and equipment	(1,173,457)	(302,608)
Purchases of intangible assets	-	(371,300)
Net cash used in investing activities	(1,173,457)	(673,908)

Cash flows from financing activities
Proceeds from notes payable and recourse factoring agreement	10,515,508	11,516,739
Principal payments of notes payable and recourse factoring agreement	(9,984,568)	(19,821,023)
Refund of unused offering cost	30,002	-
Proceeds from exercise of stock options	-	6,000
Proceeds from equity financing, net	-	24,616,598
Principal payments on finance lease	(510,940)	(726,519)
Repayment of finance agreements	(345,375)	(630,700)
Net cash (used) provided by financing activities	(295,373)	14,961,095

Net increase (decrease) in cash	(3,955,233)	10,496,423

Cash, beginning of period	7,974,650	781,318
Cash, end of period	$4,019,417	$11,277,741

Noncash investing and financing transactions:
Reclassification of historical warrants	$-	$2,759,514
Modifications of finance leases	$5,953	$54
Conversion of debt into equity	$-	$2,794,243
Property and equipment additions included in accounts payable	$122,718	$24,200
Financing of software	$270,108	$249,607

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

The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2024 ("2024 Form 10-K").  This report should be read in conjunction with our 2024 Form 10-K that was filed with the SEC on March 27, 2025.  In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2025 and its results of operations, cash flows, and changes in stockholders' deficit for the three and nine months ended September 30, 2025 and 2024.  The results for the three and/or nine months ended September 30, 2025 are not necessarily indicative of the results expected for any future period or the full year.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrations of Credit Risk and Major Customers

Financial instruments at September 30, 2025, and December 31, 2024 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.  The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC).  To date, the Company has not experienced any losses on its cash deposits.

The Company’s accounts receivable are derived from revenue earned from customers located inside and outside of the U.S.  Major customers are defined as those generating revenue in excess of 10% of the Company’s aggregate annual revenue. The Company had two major distributor customers, Richardson RFPD, Inc. ("RFPD") and RFMW, a division of Exponential Technology Group, Inc. (“RFMW”) for the three and nine months ended September 30, 2025. The Company had one major distributor customer, RFPD for the three and nine months ended September 30, 2024. RFPD, a large product distributor serving numerous end-user customers, accounted for 64% and 69% of product shipment revenue for the three and nine months ended September 30, 2025, respectively. RFPD, accounted for 73% and 78% of product shipment revenue for the three and nine months ended September 30, 2024, respectively. RFMW, a large product distributor serving numerous end-user customers, accounted for 15% and 10% of product shipment revenue for the three and nine months ended September 30, 2025, respectively. Accounts receivable from RFPD represented 45% and 81% of accounts receivable at September 30, 2025 and December 31, 2024, respectively.  Accounts receivable from RFMW represented 19% of accounts receivable at September 30, 2025.

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

The Company has a loan facility (the 'Spectrum Loan Facility') with a specialty lender, Spectrum Commercial Services Company, L.L.C ('Spectrum').  The Spectrum Loan Facility provides for advance payments up to $3.75 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of September 30, 2025, there were $1.1 million of advances outstanding under the Spectrum Loan Facility.  At September 30, 2025, $53 thousand of excess collateral was due from Spectrum, which is included in accounts receivable on the unaudited interim condensed consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three and nine months ended  September 30, 2025 and 2024, the Company had $200 thousand and $0, respectively, of revenue from contracts with customers to be recognized over time as the services are delivered to the customer.  Certain nonrecurring engineering service revenues are recognized over time as the services are delivered to the customer.  As of September 30, 2025 and December 31, 2024 the Company had $77 thousand and $0, respectively, of contractual liabilities where performance obligations have not yet been satisfied. During the three and nine months ended September 30, 2025 and 2024, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants, and the vesting of the restricted stock units which would result in the issuance of incremental shares of common stock.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following potentially dilutive securities have been excluded from the computation of diluted shares for the three and nine months ended September 30, 2025 and 2024 (unaudited), as they would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2025	2024
Series A convertible preferred stock	7,213,115	7,213,115
Common stock warrants	5,780,955	5,780,955
Restricted stock units	168,537	575,404
Stock options	277,216	389,207
	13,439,823	13,958,681

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

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, short-term debt, and accounts payable approximate fair values due to the short-term nature of these instruments.

See Note 8 – Derivative Liabilities and Warrant Liabilities for additional details regarding the valuation technique and assumptions used in valuing Level 3 inputs.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liquidity and Going Concern

The Company has incurred substantial negative cash flows from operations in nearly every fiscal period since inception. For the nine months ended September 30, 2025, the Company incurred a net loss of $4.7 million and used $2.5 million in cash to fund operations.  As a result, the Company had an accumulated deficit of $58.5 million as of September 30, 2025. The Company's cash and working capital as of September 30, 2025 was $4.0 million and $1.9 million, respectively. During the nine months ended September 30, 2025, the Company implemented significant cost reduction measures focused on organizational efficiency. These actions are expected to meaningfully improve both the Company's cash position and profit margin going forward. The Company plans to continue to invest in the implementation of its long-term strategic plan and anticipates that it will reduce cash burn from historical levels so that cash reserves will provide the necessary working capital to conclude the Company is a going concern.

Our primary source of liquidity has been from cash raised from private placements and debt financing. We also have a loan facility for up to $3.75 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our unaudited interim condensed consolidated financial statements). As of September 30, 2025, we had drawn down $1.1 million under the Spectrum Loan Facility. As a result of a combination of our recent cost reduction measures, our cash and the additional availability under the Spectrum Loan Facility, the Company believes that its existing cash and cash equivalents will provide sufficient resources to support operations and cover existing contractual obligations and other obligations that may arise through the next 12 months.

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

Tax Law Change

On July 4, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.

The Company is currently evaluating the impact of the Tax Reform Act of 2025 on its unaudited interim condensed consolidated financial statements. The effects of the new law, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be evaluated. No material impact is expected given the Company's historical net operating losses.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. INVENTORIES

Inventories are summarized as follows:

	September 30, 2025	December 31, 2024
	(unaudited)
Raw materials	$851,554	$740,543
Work-in-process	233,888	153,004
Finished goods	1,118,348	1,169,397
Inventory allowance	(198,785)	(224,574)
Inventories, net	$2,005,005	$1,838,370

4. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2025	December 31, 2024
	(unaudited)
Production assets	$2,948,873	$2,276,386
Computer equipment and software	993,092	993,092
Lab equipment	3,585,835	3,498,894
Office furniture and fixtures	1,463,130	1,299,856
Leasehold improvements	171,257	171,257
Construction in progress	367,519	-
	9,529,706	8,239,485
Less accumulated depreciation	(6,614,980)	(5,746,130)
	$2,914,726	$2,493,355

Depreciation and amortization expense was $896,699 and $1,131,572 for the nine months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense was $306,896 and $381,380 for the three months ended September 30, 2025 and 2024, respectively.

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

The Spectrum Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.  As of September 30, 2025, the Company was in compliance with these covenants and restrictions.

The Company has borrowed $1.1 million under the Spectrum Loan Facility as of September 30, 2025.  The Company includes the interest expense of the Spectrum Loan Facility ($111 thousand) as part of its interest expense on its unaudited interim condensed consolidated statements of operations, and the total amount of $1.1 million borrowed under the Spectrum Loan Facility is included as short-term debt on the consolidated balance sheet as of September 30, 2025.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Salem Loan Facility

The Company entered into a loan facility (the “Salem Loan Facility”) with Salem Investment Partners V, Limited Partnership (“Salem”) on  August 11, 2022. It was subsequently amended, with the most recent amendment on August 2, 2024. As of September 30, 2025, the principal balance owed under the Salem Loan Facility, is $4.5 million. It accrues interest at a rate of 12% per annum, payable monthly. The principal under the Salem Loan Facility is payable as follows: (i) $0.5 million on or before  December 31, 2025, (ii) $1.0 million on or before December 31, 2026, and (iii) $1.5 million on or before each of December 31, 2027 and 2028.  As of September 30, 2025, the carrying value of the amount financed under the Salem Loan Facility approximates its fair value as the interest rate is equal to the Company's market rate for equivalent financing terms.

Summary

As of September 30, 2025, debt is expected to mature as follows:

2025	$1,712,636
2026	1,286,435
2027	1,686,449
2028	1,539,525
2029	-
$6,225,045

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $ 0.0001 as of September 30, 2025 and 2024.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that  may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors  may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through September 30, 2025.

See Note 7 – Share-Based Compensation - Restricted Stock Unit ("RSU") Awards for details regarding RSU grants.

Common Stock Warrants

On March 28, 2024, the Company completed the initial closing of a private placement (the "2024 Private Placement") as it entered into a Unit Purchase Agreement with investors pursuant to which the Company sold 2,015,293 units (the “2024 Units”), each 2024 Unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock.  The 2024 Units sold in the 2024 Private Placement included warrants to purchase a total of 2,071,293 shares of common stock, which warrants were issued upon the final closing of the 2024 Private Placement. Each warrant is exercisable for a period of five years beginning six months following the final closing of the 2024 Private Placement. On August 5, 2024, the Company completed a private placement (the “North Run Private Placement”), which included the issuance of warrants to purchase an aggregate of 2,885,246 shares of common stock at an exercise price of $3.05 per share.  Each warrant is exercisable for a period of five and a half years beginning on the closing date of the North Run Private Placement and were determined to be classified as liabilities as of the date of issuance and as of September 30, 2025.  As of September 30, 2025, the total amount of outstanding common stock warrants is 5,780,955. See Note 8 – Fair Value Measurement – Warrant Liabilities for additional details regarding the Company’s outstanding warrants.

A summary of the warrant activity during the nine months ended September 30, 2025 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2025	5,780,955	$4.00
Issued	-	-
Exercised	-	-
Expired	-	-
Canceled	-	-
Outstanding, September 30, 2025	5,780,955	$4.00	4.0	$-

Exercisable, September 30, 2025	5,780,955	$4.00	4.0	$-

The following table presents information related to stock warrants at September 30, 2025:

Warrants Outstanding		Warrants Exercisable

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$2.50	2,071,293	4.0	2,071,293
$3.05	2,885,246	4.4	2,885,246
$7.80	177,490	2.9	177,490
$12.00	646,926	2.8	646,926
	5,780,955	4.0	5,780,955

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series.  There were 22,000 issued and outstanding shares of preferred stock as of September 30, 2025 and  December 31, 2024.

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

Stock Option Awards

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Unrecognized compensation costs related to non‐vested options at September 30, 2025 amounted to $54,425, which are expected to be recognized over a weighted average term of 0.65 years.

Stock option activity by share is summarized as follows for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)	Intrinsic Value
Shares underlying outstanding awards at January 1, 2025	348,467	$4.55	3.59
Granted	-	-
Exercised	-	-
Expired	(65,449)	3.09
Cancelled/forfeited	(5,802)	10.17
Shares underlying outstanding awards at September 30, 2025	277,216	$4.77	4.21	-
Exercisable options at September 30, 2025	259,313	$4.29	4.03	-

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Unit Awards

The RSUs are subject to the recipient’s continued service through the applicable vesting dates. Unrecognized compensation costs related to non‐vested RSUs at September 30, 2025 amounted to $470,322, which are expected to be recognized over a weighted average term of 0.91 years.

The fair value of each RSU was estimated on the date of grant, based on the weighted average price of the Company's stock.  The Company will issue new shares of common stock to satisfy RSUs upon vesting.  The following table summarizes the RSU activity and weighted averages for share-based awards granted under the terms of the 2021 Plan:

	Nine Months Ended September 30, 2025
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	575,042	$5.44
Granted	-	-
Vested	(88,638)	7.29
Cancelled/forfeited	(32,477)	3.86
Outstanding at March 31, 2025	453,927	$3.54
Granted	-	-
Vested	(192,006)	2.50
Cancelled/forfeited	(9,311)	4.13
Outstanding at June 30, 2025	252,610	$4.31
Granted	-	-
Vested	(70,461)	4.27
Cancelled/forfeited	(13,612)	4.16
Outstanding at September 30, 2025	168,537	$4.35

Share-Based Compensation Expense

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded share-based compensation expense in the following expense categories in the unaudited interim condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct product costs	$22,983	$29,666	$75,631	$79,630
Research and development	75,747	147,434	245,781	400,107
Sales and marketing	45,418	153,040	135,602	284,409
General and administrative	16,953	180,216	339,398	480,443
	$161,101	$510,356	$796,412	$1,244,589

No income tax benefits have been recognized in the unaudited interim condensed consolidated statements of operations for share-based compensation arrangements, and no share-based compensation costs have been capitalized as property and equipment through September 30, 2025.

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

The following table summarizes the Black-Scholes assumptions used during the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Risk free interest rate	3.60% - 3.68%	3.60% - 3.96%
Expected term (years)	1.57 - 4.35	1.57 - 4.85
Expected volatility	42.15% - 49.62%	40.56% - 49.62%
Expected dividends	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2025	$1,495,516
Change in fair value of warrant liabilities	(653,168)
Ending balance on September 30, 2025	$842,348

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	September 30, 2025	December 31, 2024
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$8,588,165	$9,465,427

Current portion of operating lease liabilities	Operating lease, current portion	545,441	669,001
Noncurrent portion of operating lease liabilities	Operating lease	5,226,180	5,636,793
Total operating lease liabilities		$5,771,621	$6,305,794

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$874,296	$1,374,503

Current portion of finance lease liabilities	Finance lease, current portion	612,689	667,718
Noncurrent portion of finance lease liabilities	Finance lease	366,307	828,171
Total finance lease liabilities		$978,996	$1,495,889

Lease cost recognized in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$408,911	$465,238	$1,367,191	$1,414,790

Finance lease cost:
Amortization of lease assets	152,023	265,971	494,253	797,910
Interest on lease liabilities	22,439	37,905	76,338	125,419
Total finance lease costs	$174,462	$303,876	$570,591	$923,329

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other supplemental information related to leases is summarized as follows:

September 30, 2025
Weighted average remaining lease term (in years):
Operating leases	7.40
Finance leases	1.78

Weighted average discount rate:
Operating leases	11.01%
Finance leases	8.44%

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2025:
Operating cash flows from operating leases	$1,024,099
Operating cash flows from finance leases	$75,748
Financing cash flows from finance leases	$510,940

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of September 30, 2025 :

	Payments Due by Period
	2025(1)	2026	2027	2028	2029	Thereafter	Total
Operating leases	$291,262	$1,117,942	$1,076,140	$1,096,206	$1,116,675	$3,773,474	$8,471,699
Less present value adjustment	156,434	583,434	524,555	460,933	384,684	590,038	2,700,078
Operating lease liabilities	$134,828	$534,508	$551,585	$635,273	$731,991	$3,183,436	$5,771,621

Finance leases	$173,382	$661,710	$158,786	$51,589	$13,856	$-	$1,059,323
Less interest	19,255	45,339	11,529	4,024	180	-	80,327
Finance lease liabilities	$154,127	$616,371	$147,257	$47,565	$13,676	$-	$978,996

(1) Amounts are for the remaining three months ending December 31, 2025.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal

In the ordinary course of business, the Company may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s unaudited interim condensed consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at September 30, 2025, or December 31, 2024.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements.  As a result, no liability for these agreements has been recorded at September 30, 2025, or December 31, 2024.

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

The table below presents the Company’s consolidated operating results including significant segment expenses for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Revenue	$6,288,310	$4,523,700	$16,030,361	$15,725,503
Less:
Direct materials	1,467,677	1,033,226	3,968,744	3,903,162
Other direct product costs (a)	575,596	537,956	1,662,113	1,658,976
Gross Profit	4,245,037	2,952,518	10,399,504	10,163,365
Operating Expenses:
Research and development	1,970,131	2,506,554	6,632,847	7,170,628
Sales and marketing	1,532,308	1,749,497	4,901,670	4,685,783
General and administrative	940,959	1,306,268	3,580,250	3,951,953
Total Operating Expenses	4,443,398	5,562,319	15,114,767	15,808,364

Segment Operating Loss	(198,361)	(2,609,801)	(4,715,263)	(5,644,999)

Total Other Expense, net	(446,611)	(4,591,764)	56,684	(6,685,709)
Net Loss	$(644,972)	$(7,201,565)	$(4,658,579)	$(12,330,708)

(a)	Includes shipping costs, intangible amortization and overhead.

11. RELATED PARTY TRANSACTIONS

As of September 30, 2025 and December 31, 2024, Salem is identified as a related party as a result of having in excess of a 10% beneficial ownership interest in the Company’s common stock. See Note 5 – Debt – for additional details regarding the Salem Loan Facility.

12. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Code.  The Company’s contributions to the plan are at the discretion of executive management with board of directors advisement.  Under the 401(k) plan, the Company may contribute up to four percent (4%) of eligible employee salaries.  The Company made $70,805 and $83,589 of contributions to the plan in the three months ended September 30, 2025 and 2024, respectively. The Company made $227,904 and $264,521 of contributions to the plan in the nine months ended September 30, 2025 and 2024, respectively.

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

THIRD QUARTER FISCAL 2025 FINANCIAL HIGHLIGHTS

● Revenue for the third quarter of fiscal 2025 increased 39% as compared to the third quarter of fiscal 2024, from $4.5 million to $6.3 million.  In the third quarter of 2025, our automotive and catalog categories grew at 130% and 50% respectively, more than offsetting a 62% decrease in our wireless infrastructure category compared to the prior year period when the Company experienced a significant increase in its wireless infrastructure category due to a key design ramp with a new customer.

● Gross profit for the third quarter of fiscal 2025 was 67.5% of revenues as compared to 65.3% for the third quarter of fiscal 2024. The Company's contribution margin of 76.7% decreased from 77.2% in the third quarter of fiscal 2024 as a direct result of a larger mix shift into our automotive category. Over these same periods, overhead spending was relatively flat and as a percentage of sales it decreased from 11.9% in the third quarter of 2024 to 9.2% in the third quarter of 2025, a direct result of the increase in revenue.

● Operating loss was $0.2 million for the third quarter of 2025, as compared to $2.6 million for the third quarter of 2024. This decrease in operating loss was primarily due to an increase in revenue and a reduction in operating expenses.  Operating expenses decreased 20.0% primarily due to reductions in employee expenses and other accompanying fixed costs associated with our ongoing cost reduction measures.  Operating expenses decreased in absolute terms by $1.2 million from $5.6 million for the three months ended September 30, 2024, to $4.4 million for the three months ended September 30, 2025. From a rate perspective, operating expenses decreased as a percentage of revenues (71% in the third quarter of 2025 vs. 123% in the third quarter of 2024) as a direct result of the increased revenue and reduced operating expenses. R&D costs decreased 21% when compared to the prior year period. Sales and marketing decreased 12%, while administrative costs decreased 28% over the same period.

● The Company generated positive operating cash flow of $0.8 million in the third quarter, compared to average negative operating cash flow of $1.7 million in the first two quarters of 2025. Net cash used in operating activities declined to $2.5 million for the nine months ended September 30, 2025, from $3.3 million for the six months ended June 30, 2025, reflecting the Company’s first quarter of positive operating cash generation.

●  Net loss per share was $0.06 and $0.71 for the third quarter of fiscal 2025 and 2024, respectively.

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

	Nine Months Ended September 30,
	2025 (unaudited)	2024 (unaudited)
Key Metrics
Number of products released	18	23
Number of total products	181	154
Number of products with lifetime revenue exceeding $100 thousand	80	73
Product backlog (in millions)	$6.6	$5.4

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

Sales and marketing expenses consist primarily of employee compensation costs related to sales and marketing, including salaries, benefits, bonuses, and share-based compensation, costs of general marketing activities and promotional activities, travel-related expenses, and allocated overhead.  Sales and marketing expenses also include costs for advertising and other marketing activities.  Advertising is expensed as incurred.  As we expand our sales and marketing efforts, we expect our sales and marketing expenses will increase in absolute dollars, but as a percentage of revenues, sales and marketing expenses are expected to decrease.

Non-income taxes include excise taxes, sales and use taxes, capital stock and franchise taxes, and property taxes.  Capital stock and franchise taxes are taxes that states charge the Company for the privilege of incorporating or doing business in a state.

Interest Expense

Interest expense consists primarily of the interest incurred on our debt obligations, our factoring arrangement expense, the non-cash interest expense associated with the amortization of common shares issued to certain of our debtholders, and lease expense related to our finance leases.

Results of Operations

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$6,288,310	$4,523,700	$16,030,361	$15,725,503
Direct product costs	2,043,273	1,571,182	5,630,857	5,562,138
Gross profit	4,245,037	2,952,518	10,399,504	10,163,365
Operating expenses:
Research and development	1,970,131	2,506,554	6,632,847	7,170,628
Sales and marketing	1,532,308	1,749,497	4,901,670	4,685,783
General and administrative	940,959	1,306,268	3,580,250	3,951,953
Total operating expenses	4,443,398	5,562,319	15,114,767	15,808,364
Operating loss	(198,361)	(2,609,801)	(4,715,263)	(5,644,999)
Other income (expenses):
Interest income	38,001	63,873	152,786	63,873
Interest expense	(292,197)	(501,163)	(745,256)	(3,042,418)
Loss on debt extinguishment	—	(1,523,221)	—	(1,523,221)
Change in fair value of warrant liabilities	(190,653)	(2,623,608)	653,168	(2,623,608)
Change in fair value of derivative liabilities	—	—	—	158,000
Other income (expenses)	(1,762)	(7,645)	(4,014)	281,665
Total other income (expenses), net	(446,611)	(4,591,764)	56,684	(6,685,709)
Net loss	$(644,972)	$(7,201,565)	$(4,658,579)	$(12,330,708)

Comparison of the three months ended September 30, 2025 and 2024 (unaudited):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues	$6,288,310	$4,523,700	1,764,610	39%

Revenues increased $1.8 million to $6.3 million for the three months ended September 30, 2025, compared to $4.5 million for the three months ended September 30, 2024.  The revenue increase was attributable to growth in our automotive category of $1.4 million, or 130%, to $2.4 million, and our catalog business of $1.1 million, or 50%, to $3.2 million.  This revenue growth was partially offset by a decrease in our wireless infrastructure category of $0.8 million, or 62% to $0.5 million.  A product ramp for a new customer increased revenue in our wireless infrastructure category during the three months ended September 30, 2024, which was not replicated in the most recent quarter.

We generate revenue from customers located within and outside the U.S. While we have several large customers, we define major customers as those responsible for more than 10% of our product shipment revenue during a reporting period. Using this definition, Guerrilla RF had two major customers, RFPD and RFMW for the three months ended September 30, 2025, and one major customer, RFPD, during the three months ended September 30, 2024. RFPD, a large product distributor serving numerous end-user customers, generated 64% and 73% of product shipment revenue for the three months ended September 30, 2025 and 2024, respectively. RFMW, a large product distributor serving numerous end-user customers, generated 15% of product shipment revenue for the three months ended September 30, 2025.  Our new product sales increased from $0.5 million for the three months ended September 30, 2024 to $0.9 million for the three months ended September 30, 2025, due to increased sales from design wins that ramped in 2025.

Nonproduct (royalty and non-recurring engineering (“NRE”)) revenues were up $0.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This was driven by royalties and a new opportunity to develop a custom linear amplifier for a potential new customer of our products.

International shipments grew substantially (by 148%) from $1.1 million to $2.8 million (representing 44% of Q3 2025 sales) for the three months ended September 30, 2024 and 2025, respectively.  Domestic sales remained flat for the same period.

Direct Product Costs and Gross Profit

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Direct product costs	$2,043,273	$1,571,182	472,091	30%
Gross profit	$4,245,037	$2,952,518	1,292,519	44%

Direct product costs increased $0.4 million to $2.0 million for the three months ended September 30, 2025, compared to $1.6 million for the three months ended September 30, 2024. Increases in direct product costs (30%) were less than the increases in revenues (39%) as other direct product costs remained flat. Gross profit as a percentage of sales increased from 65.3% for the third quarter of 2024, to 67.5% for the third quarter of 2025. This was driven in part by increased revenue leverage while other direct product costs remained flat, which increased gross profit margin by 220 basis points.

Research and Development Expenses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Research and development	$1,970,131	$2,506,554	(536,423)	(21)%

Research and development expenses decreased $0.5 million to $2.0 million for the three months ended September 30, 2025, compared to $2.5 million for the three months ended September 30, 2024.  The decrease is a result of the staffing and fixed cost reduction measures  the Company has been executing through 2025.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Sales and marketing	$1,532,308	$1,749,497	(217,189)	(12)%

Sales and marketing expenses decreased $0.2 million to $1.5 million for the three months ended September 30, 2025 compared to $1.7 million for the three months ended September 30, 2024.  The decrease is a result of tighter controls and management around travel and office related expenses as well as the staffing and fixed cost reduction measures the Company has been executing through 2025.

General and Administrative Expenses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
General and administrative expenses	$940,959	$1,306,268	(365,309)	(28)%

General and administrative expenses decreased $0.4 million to $0.9 million for the three months ended September 30, 2025, compared to $1.3 million for the three months ended September 30, 2024.  The decrease is a result of the staffing and fixed cost reduction measures the Company has been executing through 2025.

Other Income (Expenses)

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Interest income	$38,001	$63,873	$(25,872)	100%
Interest expense	$(292,197)	$(501,163)	$208,966	(42)%
Loss on debt extinguishment	$—	$(1,523,221)	$1,523,221	(100)%
Change in fair value of warrant liabilities	$(190,653)	$(2,623,608)	$2,432,955	100%
Other income (expense)	$(1,762)	$(7,645)	$5,883	(77)%
Total other income (expenses), net	$(446,611)	$(4,591,764)	$4,145,153	(90)%

Interest expense decreased $0.2 million to $0.3 million for the three months ended September 30, 2025, compared to $0.5 million for the three months ended September 30, 2024.  The decrease was attributable to a significant paydown of the Company's primary debt facility. On August 5, 2024 the Company paid down the Salem Loan Facility by $7.5 million, leaving a remaining balance of $4.5 million.

The loss on debt extinguishment was zero for three months ended September 30, 2025 compared to $1.5 million for the nine months ended September 30, 2024 as a result of the paydown of the Salem Loan Facility in August 2024.

The change in fair value of warrant liabilities decreased by $2.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease (which resulted from a decrease in the reduction in the fair value of warrant liabilities) was the result of the remeasurement of the Historical Warrants and the North Run Warrants that are accounted for as liabilities and carried at fair value at September 30, 2025.

Comparison of the nine months ended September 30, 2025 and 2024 (unaudited):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues	$16,030,361	$15,725,503	304,858	2%

Revenues increased $0.3 million to $16.0 million for the nine months ended September 30, 2025, compared to $15.7 million for the nine months ended September 30, 2024.  The revenue increase was attributable to growth in our automotive category of $3.1 million, or 72%, to $7.4 million, and our catalog category of $1.0 million, or 15%,  to $7.3 million. This revenue growth was partially offset by a decrease in our wireless infrastructure category of $3.9 million, or 77%, to $1.2 million.  A product ramp for a new customer increased revenue in our wireless infrastructure category during the nine months September 30, 2024, which was not replicated in the most recent nine month period.

We generate revenue from customers located within and outside the U.S. While we have several large customers, we define major customers as those responsible for more than 10% of our product shipment revenue during a reporting period. Using this definition, Guerrilla RF had two major customers, RFPD and RFMW, during the nine months ended September 30, 2025, and one major customer, RFPD, during the nine months ended September 30, 2024 . RFPD, a large product distributor serving numerous end-user customers, generated 69% and 78% of product shipment revenue for the nine months ended September 30, 2025 and 2024, respectively. RFMW, a large product distributor serving numerous end-user customers, generated 10% of product shipment revenue for the nine months ended September 30, 2025.  Distributor sales remain a core pillar of our long term growth strategy while we seek to maximize value creating direct opportunities as they become available. Our direct sales increased $0.7 million, or 44%, to $2.2 million for the nine months end September 30, 2025 compared to the prior year period.

Our new product sales increased from $2.1 million for the nine months ended September 30, 2024 to $3.2 million for the nine months ended September 30, 2025, driven by new product innovation and design win ramps in 2025.

Nonproduct (royalty and NRE) revenues increased $0.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.  This was driven by royalties and a new opportunity to develop a custom linear amplifier for a potential new customer of our products.

International shipments grew substantially (by 98%) from $3.0 million for the nine months ended September 2024, to $5.9 million for the nine months ended September 30, 2025 (representing 37% of the total year to date sales in 2025).

Direct Product Costs and Gross Profit

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Direct product costs	$5,630,857	$5,562,138	68,719	1%
Gross profit	$10,399,504	$10,163,365	236,139	2%

Direct product costs were $5.6 million for both the nine months ended September 30, 2025 and 2024, remaining essentially flat year over year. The stable cost base, combined with higher revenue, resulted in improved gross margins. Gross profit as a percentage of sales increased to 64.9% for the nine months ended September 30, 2025, compared to 64.6% for the same period in 2024, primarily reflecting stronger revenue leverage and consistent overhead costs.

Research and Development Expenses

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Research and development	$6,632,847	$7,170,628	(537,781)	(7)%

Research and development expenses decreased $0.6 million to $6.6 million  for the nine months ended September 30, 2025, compared to $7.2 million for the nine months ended September 30, 2024. The decrease is a result of the staffing and fixed cost reduction measures the Company has been executing through 2025.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Sales and marketing	$4,901,670	$4,685,783	215,887	5%

Sales and marketing expenses increased $0.2 million to $4.9 million for the nine months ended September 30, 2025, compared to $4.7 million for the nine months ended September 30, 2024.  The increase is due to severance and costs related to CRM implementation as we seek to become a more accountable metric-driven sales organization.

General and Administrative Expenses

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
General and administrative expenses	$3,580,250	$3,951,953	(371,703)	(9)%

General and administrative expenses decreased $0.4 million to $3.6 million  for the nine months ended September 30, 2025, compared to $4.0 million for the nine months ended September 30, 2024. The decrease is a result of the staffing and fixed cost reduction measures the Company has been executing through 2025.

Other Income (Expenses)

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Interest income	$152,786	$63,873	$88,913	0%
Interest expense	$(745,256)	$(3,042,418)	$2,297,162	(76)%
Loss on debt extinguishment	$—	$(1,523,221)	$1,523,221	(100)%
Change in fair value of warrant liabilities	$653,168	$(2,623,608)	$3,276,776	0%
Change in fair value of derivative liabilities	$—	$158,000	$(158,000)	(100)%
Other income (expense)	$(4,014)	$281,665	$(285,679)	(101)%
Total other income (expenses), net	$56,684	$(6,685,709)	$6,742,393	(101)%

Interest expense decreased $2.3 million to $0.7 million for the nine months ended September 30, 2025, compared to $3.0 million for the nine months ended September 30, 2024.  The decrease was attributable to a significant paydown of the Company's primary debt facility. On August 5, 2024 the Company paid down the Salem Loan Facility by $7.5 million, leaving a remaining balance of $4.5 million.

The loss on debt extinguishment was zero for the nine months ended September 30, 2025 compared to $1.5 million for the nine months ended September 30, 2024 as a result of the paydown of the Salem Loan Facility in August 2024.

During the nine months ended September 30, 2025, the Company recorded a gain on change in fair value of warrant liabilities of $0.7 million as compared to a loss on the change in fair value of warrant liabilities of $2.6 million during the nine months ended September 30, 2024, which represented a change of $3.3 million. The change (which resulted from a decrease in the fair value of warrant liabilities  during the nine months ended September 30, 2025, as compared to a increase in the fair value of warrant liabilities during the nine months ended September 30, 2024) was the result of the remeasurement of the Historical Warrants and the North Run Warrants that are accounted for as liabilities and carried at fair value at September 30, 2025.

Other income (expense) decreased $0.3 million for the nine months ended September 30, 2025 primarily due to a one-time grant received during the nine months ended September 30, 2024.  In addition, during the most recent period the Company had other contributors to total other income (expense) including $0.1 million in interest income earned on funds deposited in a money market account, which it did not have in the comparable period of 2024, and a change in its derivative liabilities, reflecting a decrease in fair value of $0.2 million.

Liquidity and Capital Resources

Our primary source of liquidity has been cash raised from private placements and debt financing.  As of September 30, 2025, we had cash resources of $4.0 million.  We also have two loan facilities, one of which is for up to $3.75 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our unaudited condensed consolidated financial statements), and the other of which is a $4.5 million term loan with a different lender (referred to as the Salem Loan Facility, also described in Note 5 to our unaudited condensed consolidated financial statements).  As of September 30, 2025, we had drawn down $1.1 million under the Spectrum Loan Facility and had an outstanding balance of $4.5 million under the Salem Loan Facility.

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

We have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at September 30, 2025 of $58.5 million.  We expect losses and negative cash flows to continue in the near term, primarily due to continued investment in research and development, sales and marketing efforts, and increased administration expenses as our Company grows.  We plan to continue to invest in the implementation of our long-term strategic plan and we anticipate that we will continue to narrow cash burn from historical levels so that over time cash reserves will provide the necessary working capital to operate the Company.

Cash (used in) provided by:

	Nine Months Ended September 30,
	2025	2024

Operating activities	$(2,486,403)	$(3,790,764)
Investing activities	(1,173,457)	(673,908)
Financing activities	(295,373)	14,961,095
Net increase (decrease) in cash	$(3,955,233)	$10,496,423

Operating Activities

Cash used in operating activities was $2.5 million and $3.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Cash used in operating activities for the nine months ended September 30, 2025 was principally due to our net loss of $4.7 million, non-cash items of $1.0 million, and an increase in working capital of $1.2 million. For the nine months ended September 30, 2025, non-cash items that were a part of the net operating loss included depreciation and amortization of $0.9 million, and share-based compensation of $0.8 million, partially offset by a decrease in inventory allowance and change in the fair value of warrant liabilities of $0.7 million.

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

Investing Activities

Cash used in investing activities was $1.2 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.  Cash used in investing activities resulted from capital expenditures on property and equipment in each period, and the purchase of intangible assets in the nine months ended September 30, 2024.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2025 of $0.3 million was due to $0.9 million of payments related to finance leases and finance agreements partially offset by $0.6 million of additional net debt financing and a refund of used offering cost.

Cash provided by financing activities for the nine months ended September 30, 2024 of $15.0 million was primarily attributable to net proceeds of $24.6 million from private placement equity financings in the second and third quarter of 2024 along with significant debt repayments made in the third quarter of 2024 of $8.4 million. A total of $1.2 million, related to principal payments on finance leases and repayment of finance agreements, also contributed to the net cash provided in the nine months ended September 30, 2024.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of September 30, 2025 (unaudited).

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$598,298	$598,298	$—	$—	$—
Short-term notes	500,000	500,000	—	—	—
Long-term notes	4,000,000	—	4,000,000	—	—
Long-term debt	279,440	—	279,440	—	—
Short-term debt	1,445,604	1,445,604	—	—	—
Operating lease obligations	5,771,621	545,441	1,310,753	3,915,427	—
Finance lease obligations	978,996	612,689	352,631	13,676	—
Total	$13,573,959	$3,702,032	$5,942,824	$3,929,103	$—

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. CONTROLS AND PROCEDURES.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, as a result of the material weakness in internal controls over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, management concluded that our disclosure controls and procedures were not effective as of  September 30, 2025. While the existence of the material weakness did not result in a material misstatement to the financial statements, it presented a reasonable possibility that a material misstatement in the financial statements could have occurred.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there have been changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These changes are a result of our above-noted ongoing actions taken to remedy the material weakness in internal controls over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 5. OTHER INFORMATION.

Trading Arrangements of Section 16 Reporting Persons

During the quarter ended September 30, 2025 no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common stock (i.e. directors, certain large shareholders and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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
104

Cover Page Interactive Data File - the cover page from the Registrant’s from Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.

X

+ Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: November 12, 2025	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

GUERRILLA RF, INC.

Date: November 12, 2025	By:	/s/ Mike John-Williams
Mike John-Williams Chief Financial Officer (principal financial officer)