Form 10-K
period 2025-12-31
Guerrilla RF, Inc.
filed 2026-03-26
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate value of the registrant's common stock as of June 30, 2025 held by those persons deemed by the registrant to be non-affiliates was approximately $6,493,564.  For the purposes of the foregoing calculation only, all directors, executive officers, and 10% shareholders of the registrant are deemed to be 'affiliates.'   As of March 24, 2026, there were 10,642,735 shares of the registrant's common stock issued and outstanding.

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

● our ability to maintain effective internal controls over financial reporting, and our ability to timely and accurately report our financial results;

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

PART I

ITEM 1. BUSINESS

Guerrilla RF, Inc., a fabless semiconductor company based in Greensboro, North Carolina, was founded in 2013, initially as a North Carolina limited liability company before converting to a Delaware corporation.  Unless otherwise stated or the context otherwise indicates, references to “Guerrilla RF”, the “Company”, “we”, “our”, “us” or similar terms refer to Guerrilla RF, Inc.

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

Overview

Guerrilla RF is a fabless semiconductor company based in Greensboro, NC.  Guerrilla RF was founded in 2013 with a mission to employ RF semiconductor technology to deliver RF solutions to customers in underserved markets.  Over the past several years, we have become a leader in developing high-performance MMIC products for wireless connectivity.  We continue to target underserved markets and customers, delivering a range of high-performance MMIC products and associated technical support to a diverse set of customers that enable a more connected world.

We possess in-house design, applications, sales, and customer support functions as a fabless semiconductor company.  We outsource the manufacture and production of our MMIC products to subcontractors, providing access to multiple semiconductor process technologies.  Our primary external wafer foundries are located in Taiwan and Singapore, and our primary assembly and test supplier is located in Malaysia. We have also contracted with wafer foundries in the United States of America.  We have produced and distributed in excess of 200 million products to over 300 end customers worldwide.

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

Catalog Markets

Our catalog markets continue to grow as our products find applications in an expanding range of RF systems. These markets, which we collectively refer to as "Catalog Markets," include satellite navigation, cellular repeaters, point-to-point radios, RFID/asset tracking, defense, wireless audio, test and measurement, and other high-performance RF applications.

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

Our Products

Our portfolio of products has been developed to improve performance, reduce complexity, enable smaller form factors, and solve other critical RF challenges.

Wireless Infrastructure

Our solutions for satellite communications (SatCom) and massive MIMO (mMIMO) systems include low-noise amplifiers (LNAs), linear driver amplifiers, digital step attenuators, and discrete power amplifiers (PAs) for both point-to-point and multipoint applications. Additionally, we have developed gallium nitride (“GaN”) amplifier modules and are actively expanding our wireless infrastructure product portfolio to meet the evolving demands of the industry.

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

Our Operations

Research and Development

Since our inception, we have focused on under-served markets by providing industry-leading performance in discrete and integrated RF devices including ultra-low noise amplifiers (Ultra-LNAs), gain blocks, drivers, PAs, switches, mixers, power detectors, digital step attenuators, and infrastructure-class high power amplifiers.

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

We work with our package and test suppliers to develop and qualify advanced packaging technologies to reduce component size, improve performance and reduce package costs.  Our manufacturing partners’ capabilities enable us to bring these technologies to market in high volumes.  R&D expenses totaled $8.6 million for the year ended December 31, 2025, and $9.7 million for the year ended December 31, 2024.  R&D activities in 2025 focused on developing and releasing 20 new products to bring our product catalog to a total of 183 products at the end of 2025.

Raw Materials

We utilize an outsourced manufacturing model, and our manufacturing suppliers purchase raw materials to support our requirements.  Our suppliers typically use industry-standard raw materials, which reduces supply chain risk.  In addition, we purchase passive components for use in modules that include tuning components.

We collaborate with global manufacturing partners to produce our products, leveraging international expertise and resources to enhance operational efficiency. However, our global supply chain is subject to various challenges that may impact the availability of raw materials, including trade restrictions, tariffs, and supply-demand imbalances.

Geopolitical tensions and policy changes could result in international trade restrictions, potentially limiting access to critical components or materials. To mitigate these risks, we work closely with our manufacturing partners to establish long-term strategic relationships that enhance supply chain resilience. These partnerships allow us to forecast product needs, maintain adequate manufacturing capacity, and ensure continuity in raw material availability. Additionally, we regularly evaluate and expand our supplier base, redesign products to incorporate alternative raw materials, qualify multiple wafer foundries, and extend or add supply commitments to increase flexibility within our supply chain.

The potential imposition of tariffs on imported goods presents another challenge, as it can increase costs and disrupt established supply chains. These additional costs may impact the availability and pricing of essential raw materials, requiring us to proactively manage sourcing strategies to mitigate financial and operational risks.

Furthermore, global supply-demand imbalances could lead to raw material shortages, particularly when demand outpaces available supply. These fluctuations may affect production schedules and overall manufacturing efficiency.

In anticipation of these potential challenges, we are committed to closely monitoring global supply chain dynamics and proactively working with our manufacturing partners to ensure stability. By maintaining strong supplier relationships, diversifying sourcing strategies, and implementing contingency plans, we have and continue to take steps to mitigate potential disruptions and sustain long-term operational success.

Manufacturing

We believe that our outsourced manufacturing strategy allows us to identify the optimum semiconductor process technology for each product while ensuring we pay competitive prices for manufacturing services.  Our manufacturing suppliers are located in East Asia and the United States of America.  We qualify additional manufacturing sites and sources of supply to reduce the risk of supply interruptions or price increases, and we closely monitor our suppliers’ key performance indicators.  In addition, we seek to ensure that materials and manufacturing services are available from multiple sources.  Our product manufacturing comprises a two-step process:  (i) wafer fabrication; and (ii) packaging.  Wafers are produced in wafer foundries by subcontractors and shipped to our assembly subcontractors for packaging.  Most of our products are manufactured by placing die on a copper lead frame.  We use bond wires to connect terminals on the package to the appropriate pads on the die.  Material composition and wire length significantly affect the performance of the end product.  Once a product has completed manufacturing, each device is RF-tested to ensure it meets published specifications.  We transfer compliant devices to tape and reel -- the generally accepted method customers use in their downstream manufacturing processes.

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

Our products serve the needs of a wide variety of customers across multiple industries including automotive, infrastructure, SatCom, cellular boosters/DAS, and general catalog components. Within general catalog components our customers purchase our products for various RF applications including wireless audio, RFID, and Internet of Things. The majority of sales are made via independent distributions accounting for 93% of all revenue in 2025 and 96% in 2024.

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

Import/Export Controls

Sales to international customers are subject to the U.S. Department of Commerce import/export controls.  A license may be required to export a product to a customer depending on the technical capability of the underlying product, the actual end customer purchaser, the known end use of the product, or due to the export country location.  Most of the products, services, and technologies that fall within the scope of the Export Administration Regulations are not specifically controlled for export and are classified as “EAR99”.    As of December 31, 2025, none of our products were subject to export licenses and, as such, were classified as EAR99.  As such, they fall under the U.S. Department of Commerce's jurisdiction and are not included in the U.S. Department of Commerce’s Control List.  We are also required to adhere to the Entity List published by the U.S. Department of Commerce’s Bureau of Industry and Security (https://www.bis.doc.gov/index.php/policy-guidance/lists-of-parties-of-concern/entity-list ).

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

Competition

We operate in competitive environments across all of our markets.  Our end-user customers’ product life cycles can be relatively long compared to mobile phones or similar consumer products.  For example, wireless infrastructure and automotive market product life cycles can be in the 5-10 year range compared to the 12-18 month range for mobile phones or similar products.  Our ability to effectively compete is primarily determined by our ability to innovate with new products, improve existing products already on the market, maintain close relationships with our supply chain partners and key customers, and deliver new and improved products before our competitors.  In addition, our competitiveness is affected by the quality of our customer service and technical support.

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

As of December 31, 2025, we had 50 employees including four international employees.  By region, approximately 92% of our total employees are located in the United States and 8% in Asia.  By primary job function, about 48% of our employees have engineering or technician roles, 10% are in operations, and 42% have sales, marketing, or other administrative roles.  None of our employees are represented by labor unions or covered by collective bargaining agreements.  We consider our relationship with our employees to be good.

Competitive Pay and Benefits

We provide compensation and benefits packages that we believe are competitive within our industry.  We use a combination of compensation and other programs (which vary by region and salary grade) to attract, motivate and retain our employees, including stock-based compensation, retirement programs, unlimited personal time off, and health and wellness benefits and programs. In addition, we benchmark our compensation and benefits packages annually to remain competitive with our peers and attract and retain talent throughout our organization.

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

Diversity

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

Facilities

Our corporate headquarters are located in Greensboro, N.C., where we lease approximately 50,000 square feet of office space under a lease agreement that commenced in the first quarter of 2023 when we took possession of the building.  The lease term for our headquarters is 10 years and two months.

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

●

We previously identified a material weakness and a significant deficiency in our internal control over financial reporting that have since been remediated.  However, we can offer no assurance that these remediation steps will prevent any future deficiencies in our internal control over financial reporting.

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

●

We depend heavily on a single electronics distribution company to augment the reach of our field sales team and stock our products for a quick fulfillment of orders to numerous end users of our products.  Therefore, any disruption of this relationship would result in a significant loss of sales to the extensive market participants with whom we place our products.  Furthermore, any disruption of our relationship with this distributor could result in their default in a large portion of our accounts receivable, which can often exceed 40% of total commercial receivables due to us.

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

Our cash balance stood at $4.2 million on December 31, 2025; and we have recorded an operating loss of $4.7 million and a net loss of $7.0 million for the year ended  December 31, 2025. While we reduced our operating losses to $0.2 million in the third quarter of 2025, generated a modest operating profit of $55 thousand in the fourth quarter of 2025, and generated positive operating cash flow of $0.9 million in the third quarter of 2025 and $1.1 million in the fourth quarter of 2025, we expect to continue to experience net losses and negative cash flows in the near term, as our Company grows. While we believe that our existing cash resources, together with available borrowings and amended debt terms, provide sufficient liquidity to fund operations for at least the next twelve months, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional capital to fund our operations and support our business growth. However, equity and debt financing might not be available when needed or, if available, might not be available on terms satisfactory to us.

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

We have incurred significant losses in the past and recorded a net loss of $7.0 million for the year ended December 31, 2025, and $10.8 million for the year ended December 31, 2024.  As of December 31, 2025, we had an accumulated deficit of $60.8 million and $53.8 million at December 31, 2024. Our business and stock price may be adversely affected if we cannot make consistent progress toward future profitability.

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

We previously identified material weaknesses and a significant deficiency that have since been remediated. We have implemented measures designed to improve our internal control over financial reporting and disclosure controls and procedures. However, we can offer no assurance that these remediation steps will prevent any future deficiencies in our internal control over financial reporting.

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

Our three largest end customers collectively accounted for approximately 36% and 43% of our revenue for 2025 and 2024, respectively.  We often service end customers through our largest distributor, who will ship to and bill directly for product shipments.  The concentration of billings to this distributor as a portion of our total revenues was 65% and 77% for fiscal years 2025 and 2024, respectively.  It is possible that demand for their customers’ products decreases materially, which could negatively impact our financial results.

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

Our revenues have been concentrated in a relatively small number of large end-user customers, and we have historically derived a significant percentage of our total product revenues from a few end-user customers.  For fiscal years ended December 31, 2025, and 2024, our five largest end-user customers accounted for approximately 50% and 55% of our total product revenues, respectively.  If one of our large end-user customers ceases or significantly reduces its product orders from us, or if we fail to generate additional product sales with these or similarly significant end-user customers, there could be a material adverse effect on our business, financial condition or results of operations.

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

Sales to customers located outside the U.S. accounted for approximately 42% of our revenue in 2025.  We expect that revenue from international sales will continue to be a material part of our total revenue.  Any weakness in these economies could decrease demand for products that contain our products, which could materially and adversely affect our business.  The imposition by the U.S. of tariffs on goods imported from the PRC and other countries, countermeasures imposed by the PRC and other countries in response, U.S. export restrictions on sales of products to the PRC, and other government actions that restrict or otherwise adversely affect our ability to sell our products to customers in the PRC may have a material impact on our business, including our ability to sell products and to manufacture or source components.

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

The imposition of additional tariffs by the U.S. government on a number of countries, and threat of trade wars against foreign countries/regions have created even more uncertainties in international trade which may affect our business. We cannot predict what further actions may ultimately be taken concerning tariffs or other trade measures between the U.S. and the PRC or other countries, what products or entities may be subject to such actions, or what steps may be taken by other countries in response.

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

On October 7, 2022, the U.S. Department of Commerce’s Bureau of Industry and Security ("BIS") announced a series of regulations – issued as an interim final rule – amending the Export Administration Regulations to enhance export controls on a range of goods, software, and technology and restrict the PRC’s ability to purchase and manufacture advanced computing chips.  The regulations imposed new controls on items relating to advanced computer and semiconductor manufacturing capabilities, broadened end-use restrictions, expanded the scope of foreign-produced items subject to licensing requirements, and added to Entity List prohibitions.  We do not anticipate these regulations will have a material effect on our financial condition or operations.  The production of our high-performance MMICs is not reliant on any manufacturing in the PRC, or, to our knowledge, on any companies that are owned by the PRC or Chinese investors.  In 2025, we received less than 1% of all our sales from customers located within the PRC.  RF semiconductors, such as what we design and produce, are not currently covered under the BIS restrictions.  We have taken steps to ensure our export control processes and controls observe enacted and evolving export sanctions imposed upon the PRC and all restricted entities that have been identified by the United States government.  Nevertheless, if we inadvertently make any product sales or shipments to any sanctioned entities, such non-compliance may have a material effect on our financial condition or operations.

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

North Run and its affiliates held 41.3% of the voting power of our capital stock based on shares outstanding as of December 31, 2025. In addition, North Run may acquire additional shares of common stock and voting power upon exercise of their warrants. For as long as North Run and its affiliates hold a significant amount of our Series A Preferred Stock and common stock, they will be able to exert significant control over us. This concentrated control may limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest. North Run and its affiliates may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions. In that case, those buyers may subsequently be able to exert significant control over us.

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

Material Incidents

As of December 31, 2025, we have not experienced any cybersecurity incidents that have materially affected our operations, business strategy, financial condition, or financial results. Our management has assessed known cybersecurity incidents for potential materiality and disclosure using formal documented processes.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located in Greensboro, N.C., where we lease in excess of 50,000 square feet.  We moved into and took possession of our new corporate headquarters building in the first quarter of 2023.  The lease term is 10 years and two months.

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

As of March 24, 2026, we had approximately 192 stockholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

No repurchases of any shares of the Company's common stock were made by the Company or any affiliated purchasers in 2025.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table presents information as of December 31, 2025 with respect to compensation plans under which shares of our common stock may be issued.

Number of
securities
remaining
available for
	Number of		future issuance
	securities		under equity
	to be issued	Weighted	compensation
	upon exercise of	average exercise	plans (excluding
	outstanding	price of	securities
	securities	outstanding	reflected in
Plan Category	(#)	options ($)	column(a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	776,540	3.79	2,110,524	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	776,540	3.79	2,110,524

(1)	The 2014 Long Term Stock Incentive Plan (the “2014 Plan”) and the 2021 Equity Incentive Plan (the “2021 Plan”).

(2)

As of December 31, 2025, a total of 202,149  shares of our common stock are reserved for issuance pursuant to outstanding stock options under the 2014 Plan.  No additional awards may be granted under our 2014 Plan.  As of December 31, 2025, we have reserved 2,684,915 shares of common stock for issuance under our 2021 Plan (i.e., 574,391 shares are reserved for issuance pursuant to outstanding awards, and 2,110,524 shares are reserved for issuance pursuant to future awards that may be granted), plus any shares of common stock reserved for issuance pursuant to stock options awarded under the 2014 Plan that expire or become unexercisable, i.e., such shares will generally become available for future awards under our 2021 Plan.

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

Guerrilla RF possesses in-house design, applications, sales, and customer support functions as a fabless semiconductor company.  We outsource the manufacture and production of our MMIC products to subcontractors, providing access to multiple semiconductor process technologies.  Guerrilla RF’s primary external wafer foundries are located in Taiwan and Singapore, and our primary assembly and test supplier is located in Malaysia. We have also contracted with wafer foundries in the United States of America.

FISCAL 2025 FINANCIAL HIGHLIGHTS

● Revenue for fiscal year 2025 increased by $2.6 million, or 13.0%, compared to fiscal year 2024, from $20.1 million to $22.7 million. The increase was driven by growth in the Company’s automotive and catalog categories, which increased by 58% and 39%, respectively. This growth more than offset a 75% decline in the wireless infrastructure category, which followed a significant increase in the prior year associated with a key customer design ramp.

● Gross profit for fiscal year 2025 increased to 65.3%, compared to 63.7% for fiscal year 2024. The increase was primarily driven by favorable product mix, particularly within the Company’s catalog category, and pricing actions. Product contribution margins increased modestly from 74.8% in fiscal year 2024 to 75.1% in fiscal year 2025, reflecting a greater mix of higher margin products. Over the same period, operating overhead costs remained relatively flat in absolute dollars and decreased as a percentage of revenues from 11% in fiscal year 2024 to 10% in fiscal year 2025, benefiting from higher revenue levels and improved operating leverage.

● Operating loss for fiscal year 2025 was $4.7 million for 2025 as compared to $8.8 million for 2024, a $4.1 million improvement. This decrease in operating loss was due to higher revenue and a reduction in operating expenses. Operating expenses decreased 10%, primarily due to reductions in employee expenses and other accompanying fixed costs associated with our ongoing cost reduction measures. Operating expenses decreased in absolute terms by $2.1 million from $21.6 million for fiscal year 2024, to $19.5 million for fiscal year 2025. From a rate perspective, operating expenses decreased as a percentage of revenues (85.8% for fiscal year 2025 vs. 107.3% for fiscal year 2024) as a direct result of the increased revenue and reduced operating expenses.

● Basic net loss per share was $0.67 and $1.12 for fiscal year 2025 and 2024, respectively.

● Purchases of property, plant and equipment were $1.4 million for fiscal year 2025 and $0.4 million for the fiscal year 2024.  The majority of capital expenditures for 2025 are related to capital additions for the Company's production assets, laboratory equipment and related facilities.

New Headquarters and Design Center Capital

In the first quarter of 2023, we moved into a new headquarters building in Greensboro, N.C. to support our growing employee base and research and development and customer support laboratory space requirements.  The new facility incorporates over 50,000 square feet of office and clean laboratory space, and replaced our former headquarters (also in Greensboro) of approximately 10,000 square feet of space.

Distributor and Sales Networks

We work with global distributors and sales representatives to promote and expand our sales force.  Guerrilla RF leverages these ongoing business partnerships for long-term sales and market strategies.  In 2022, we expanded our sales representative network in North America, Korea, Japan, and the PRC.  Currently, we work with three large electronic component distributors and over 15 sales representative organizations worldwide.

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

	Year Ended December 31,
	2025	2024
Key Metrics
Number of products released	20	32
Number of total products	183	163
Number of products with lifetime revenue exceeding $100 thousand	83	73
Product backlog (in millions)	$6.27	$5.44

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

Components of Results of Operations

Revenues

We derive our revenue from sales of high-performance RF semiconductor products.  We design, integrate, and package differentiated, semiconductor-based products that we sell to customers through our direct sales organization, a network of independent sales representatives, and distributors.  We generate revenue from customers located within and outside the U.S. In addition to sales to customers, we generate royalty revenue under royalty agreements with two semiconductor manufacturers.

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

Interest Income

Interest income consists of interest earned on cash.

Interest Expense

Interest expense consists primarily of the interest incurred on our debt obligations, our factoring arrangement expenses, the non-cash interest expense associated with the amortization of debt discount(s), and interest expense related to our finance leases.

Loss on Debt Extinguishment

Loss on debt extinguishment represents costs incurred in connection with the amendment of outstanding debt.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities is fully attributable to the call and put options features of the convertible notes for the year ended December 31, 2024.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities is fully attributable to the revaluation of the warrants for the years ended December 31, 2025 and 2024.

Other Income (Expenses)

Other income (expense) for the years ended December 31, 2025 and 2024 was immaterial in each period (no more than $281 thousand). Included in other income (expense) were small transactions related to foreign currency transactions and recognition of a county economic development grant.

Income Tax Expense

Income tax expense consists of state income taxes incurred during the year ended December 31, 2025. There were no income taxes incurred in the year ended December 31, 2024.

The following table summarizes the results of our operations for the periods presented:

	Year Ended December 31,
	2025	2024
Revenues	$22,730,411	$20,115,900
Direct product costs	7,879,760	7,302,192
Gross profit	14,850,651	12,813,708
Operating expenses:
Research and development	8,553,485	9,707,128
Sales and marketing	6,427,718	6,251,254
General and administrative	4,529,972	5,618,389
Total operating expenses	19,511,175	21,576,771
Operating loss	(4,660,524)	(8,763,063)
Other income (expenses):
Interest income	186,390	163,735
Interest expense	(985,995)	(3,267,653)
Loss on debt extinguishment	—	(1,523,221)
Change in fair value of derivative liabilities	—	158,000
Change in fair value of warrant liabilities	(1,508,900)	2,198,051
Other income (expenses)	(4,942)	281,113
Total other expenses, net	(2,313,447)	(1,989,975)
Net loss before income taxes	(6,973,971)	(10,753,038)
Income tax expense	(12,335)	—
Net loss	$(6,986,306)	$(10,753,038)

Comparison for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenues	$22,730,411	$20,115,900	$2,614,511	13%

Revenues increased by $2.6 million, or 13.0%, to $22.7 million for the year ended December 31, 2025, compared to $20.1 million for the year ended December 31, 2024. The increase was primarily driven by higher product sales in the Company’s automotive and catalog categories, reflecting expansion of the Company’s product offerings and customer base. These increases were partially attributable to continued execution of the Company’s sales strategy, including strengthening existing customer relationships and acquiring new customers.

Royalty and other non-recurring revenue increased to $0.4 million in fiscal year 2025, compared to $2.4 thousand in fiscal year 2024. However, such revenue remained immaterial to total revenues and is not considered a core component of the Company’s long-term revenue strategy.

We generate revenue from customers located within and outside the United States. The Company defines major customers as those accounting for more than 10% of annual product shipment revenue. For the year ended December 31, 2025, the Company had two major customers, Richardson RFPD, Inc. ("RFPD"), and RFMW, a division of Exponential Technology Group, Inc. (“RFMW”), both of which are global distributors serving a broad base of end customers. The Company had one major customer, RFPD, for the year ended December 31, 2024.  RFPD, a large product distributor serving numerous end customers, accounted for approximately 65% and 77% of product shipment revenue for the years ended December 31, 2025 and 2024. RFMW accounted for approximately 15% of product shipment revenue for the year ended December 31, 2025.

Sales of existing products increased from $17.0 million for the year ended December 31, 2024 to $18.4 million for the year ended December 31, 2025, representing approximately 84% and 83% of total product sales for those respective periods. Existing products continued to represent the majority of product revenue, reflecting sustained demand across the Company’s core offerings.

Sales of new products increased from $3.1 million for the year ended December 31, 2024 to $4.0 million for the year ended December 31, 2025, representing approximately 15% and 18% of total product sales, respectively. The increase reflects continued investment in product development and commercialization within the Company’s target markets.

International product shipments totaled $9.4 million, or approximately 42% of total product revenue, for the year ended December 31, 2025, compared to $4.0 million, or approximately 20% of total product revenue, for the year ended December 31, 2024.

Direct Product Costs and Gross Profit

	Year Ended December 31,
	2025	2024	$ Change	% Change
Direct product costs	$7,879,760	$7,302,192	$577,568	8%
Gross profit	$14,850,651	$12,813,708	$2,036,943	16%

Direct product costs increased $0.6 million to $7.9 million for the year ended December 31, 2025, compared to $7.3 million for the year ended December 31, 2024.  The increase was primarily driven by higher product sales volumes, excluding royalty and other non-recurring revenue. Direct product costs decreased as a percentage of revenue from 36% in fiscal year 2024 to 35% in fiscal year 2025, as other direct product costs remained relatively flat and the Company benefited from revenue leverage.

Gross profit increased by $2.0 million year over year, driven by higher sales volumes and improved product contribution margins resulting from pricing actions and a greater percentage mix of higher-margin catalog products. As a result, gross margin increased from 63.7% in fiscal year 2024 to 65.3% in fiscal year 2025, representing a 160 basis point improvement.

Research and Development Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
Research and development	$8,553,485	$9,707,128	$(1,153,643)	(12)%

Research and development expenses decreased by $1.1 million to $8.6 million for the year ended December 31, 2025, compared to $9.7 million for the year ended December 31, 2024. The decrease was primarily attributable to staffing reductions and lower fixed costs resulting from cost reduction initiatives implemented during fiscal year 2025.

Sales and Marketing Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
Sales and marketing	$6,427,718	$6,251,254	$176,464	3%

Sales and marketing expenses increased by $0.2 million, or 3%, to $6.4 million for the year ended December 31, 2025, compared to $6.3 million for the year ended December 31, 2024. The increase was primarily attributable to incremental personnel investments supporting international market expansion and costs associated with the implementation of customer relationship management systems, as the Company continues to build a more disciplined and data-driven sales organization.

General and Administrative Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
General and administrative expenses	$4,529,972	$5,618,389	$(1,088,417)	(19)%

General and administrative expenses decreased by $1.1 million, or 19%, to $4.5 million for the year ended December 31, 2025, compared to $5.6 million for the year ended December 31, 2024. The decrease was primarily attributable to reductions in headcount, resulting in lower wages and benefits.

Other Income (Expenses)

	Year Ended December 31,
	2025	2024	$ Change	% Change
Interest income	$186,390	$163,735	$22,655	14%
Interest expense	$(985,995)	$(3,267,653)	$2,281,658	(70)%
Loss on debt extinguishment	$—	$(1,523,221)	$1,523,221	(100)%
Change in fair value of derivative liabilities	$—	$158,000	$(158,000)	(100)%
Change in fair value of warrant liabilities	$(1,508,900)	$2,198,051	$(3,706,951)	(169)%
Other income (expenses)	$(4,942)	$281,113	$(286,055)	(102)%
Total other expenses, net	$(2,313,447)	$(1,989,975)	$(323,472)	16%

Other income and expenses increased approximately $0.3 million to $2.3 million for the year ended December 31, 2025, compared to $2.0 million for the year ended December 31, 2024. The change in fair value of warrant liabilities of $3.7 million, was driven by a significant increase in the Company’s share price, which was a key determinant in the value of those warrant liabilities. This was offset by the decrease of interest expense of $2.3 million and the loss on debt extinguishment of $1.5 million. Following the significant funding event in the third quarter of 2024, the Company repaid a significant amount of an existing loan facility (the “Salem Loan Facility”) with Salem Investment Partners V, Limited Partnership (“Salem”), resulting in the write-off of unamortized costs associated with that debt that was being amortized over 5 years.

In addition, the Company had smaller contributors to other income and expenses, such as $0.3 million of other income driven by a grant that was received during 2024, as well as the change in derivative liabilities, reflecting a decrease in fair value of $0.2 million.

Liquidity and Capital Resources

Our primary source of liquidity has been cash raised from private placements and debt financing.  As of December 31, 2025, we had cash resources of $4.2 million. In addition, we maintain a loan facility for up to $3.75 million (referred to as the Spectrum Loan Facility, described in Note 5 to our consolidated financial statements) with Spectrum Commercial Services Company, L.L.C. (“Spectrum”).

During 2024, we strengthened our liquidity position through two private placement financings. On March 28, 2024, we completed a private placement offering of approximately $5 million, resulting in net cash proceeds of approximately $3.0 million after expenses and the conversion of existing debt. On August 5, 2024, we completed an additional private placement offering of $22 million, generating net cash proceeds of approximately $21.6 million.

As of December 31, 2025, we had drawn $0.6 million under the Spectrum Loan Facility and had an outstanding balance of $4.5 million under the Salem Loan Facility. Management believes that the Company’s existing cash resources, together with available borrowings under the Spectrum Loan Facility, provide sufficient liquidity to support near-term operating requirements. The Company may pursue additional funding opportunities if management determines these funds can be deployed effectively to support strategic initiatives.

As described in Note 1 to our consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at December 31, 2025 of $60.8 million. However, during the second half of 2025, the Company generated positive cash flows from operating activities, including approximately $0.9 million in the third quarter and $1.1 million in the fourth quarter, reflecting improved operating performance and continued focus on expense discipline.

While the Company anticipates continued investment in research and development, sales and marketing, and administrative infrastructure, management remains focused on driving further operating efficiencies and further improving cash flow. Management believes these ongoing efforts, combined with existing liquidity resources, will support the Company’s ability to continue executing its long-term strategic plan.

The following table summarizes our sources and uses of cash for each of the periods presented.

Cash (used in) provided by:

	Year Ended December 31,
	2025	2024

Operating activities	$(1,389,089)	$(6,653,784)
Investing activities	(1,377,891)	(752,180)
Financing activities	(1,048,947)	14,599,296
Net increase (decrease) in cash	$(3,815,927)	$7,193,332

Operating Activities

Cash used in operating activities was $1.4 million and $6.7 million for the years ended  December 31, 2025 and 2024, respectively.  Cash used in operating activities for the year ended December 31, 2025 principally resulted from our net loss of $7.0 million, with uses offset by $1.0 million in share-based compensation, non-cash depreciation and amortization of $1.2 million, a non-cash loss of $1.5 million on the change in fair value of warrant liabilities, and non-cash lease expense of $1.1 million.  There was also $0.7 million of cash provided by the change in operating assets and liabilities.

Cash used in operating activities for the year ended December 31, 2024 principally resulted from our net loss of $10.8 million, with uses offset by $1.7 million in share-based compensation, non-cash depreciation and amortization of $1.5 million, accretion of notes payable of $1.3 million, non-cash interest expense related to debt refinancing of $0.4 million, non-cash lease expense of $1.2 million, and further adjusted by an aggregate gain of $2.3 million on the change in fair value of derivative and warrant liabilities. In addition, there was also $1.1million of cash provided by the change in operating assets and liabilities.

Investing Activities

Cash used in investing activities was $1.4 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.  Cash used in investing activities resulted from capital expenditures on property and equipment for all periods presented, and additional capital expenditures in 2024 for the purchase of intangible assets.

Financing Activities

Cash used by financing activities during the year ended December 31, 2025 of $1.0 million was attributable to $0.1 million in net proceeds related to the Spectrum Loan Facility and a refund of unused offering costs, which was more than offset by $1.1 million of principal payments on capital leases, payments on financed insurance premiums and software.

Cash provided by financing activities during the year ended December 31, 2024, of $14.6 million was principally attributable to $8.3 million in net payments related to the Spectrum Loan Facility and Salem Loan which was more than offset by total net proceeds from equity financings of $24.6 million.  Principal payments on capital leases reduced total cash provided by financing by $1.0 million.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2025.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$706,563	$706,563	$—	$—	$—
Short-term notes	200,000	200,000
Long-term notes	4,300,000	—	3,000,000	1,300,000	—
Long-term debt	225,974	—	225,974	—	—
Short-term debt	1,068,544	1,068,544	—	—	—
Operating lease obligations	5,636,793	534,508	1,186,858	1,570,871	2,344,556
Finance lease obligations	831,206	618,249	198,771	14,186	—
Total	$12,969,080	$3,127,864	$4,611,603	$2,885,057	$2,344,556

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Liquidity

The Company has historically financed its activities through a combination of commercial loans and the proceeds of debt and equity issuances. The Company has incurred net losses and negative cash flows from operations in most fiscal periods since inception. For the years ended December 31, 2025 and 2024, the Company reported net losses of $7.0 million and $10.8 million, respectively, and used $1.4 million and $6.7 million of cash in operating activities, respectively. As of December 31, 2025, the Company had an accumulated deficit of $60.8 million and cash and working capital of $4.2 million and $0.3 million, respectively.

During the second half of 2025, the Company generated positive operating cash flow, including approximately $0.9 million in the third quarter and $1.1 million in the fourth quarter, reflecting improved operating performance and continued focus on disciplined execution and expense management. In addition, the Company achieved operating breakeven and delivered a positive operating margin in the fourth quarter of 2025, representing an important milestone in the Company’s progression toward financial sustainability.

The Company’s primary sources of liquidity have included proceeds from private placements and available debt financing. As of December 31, 2025, the Company maintained a loan facility for up to $3.75 million with Spectrum, as described in Note 5 to the consolidated financial statements.

In addition, the Company amended the Salem Loan Facility during 2024 when the principal balance was reduced from $12.0 million to $4.5 million, and again in December 2025 when the maturity dates were extended. Management views these amendments as constructive developments, reflecting the Company’s improved operating performance, disciplined execution of strategic initiatives, and proactive balance sheet management.

As a result, management believes that the Company’s existing cash resources, together with available borrowings and amended loan terms, provide sufficient liquidity to fund operations for at least twelve months following the issuance date of the consolidated financial statements.

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

The carrying amounts of our financial instruments, such as cash, accounts receivable, short term notes, and accounts payable approximate fair values due to the short-term nature of these instruments. We have valued certain warrants as Level 3 warrant liabilities and carried at their fair value computed using a Black-Scholes option pricing model. The Black-Scholes option pricing model considered assumptions including the risk-free rate, expected term, expected dividends and expected stock price volatility. Additionally, another key assumption in valuing Level 3 warrant liabilities is management's determination that the probability of a fundamental transaction occurring is de minimis.

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

Guerrilla RF, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee of Guerrilla RF, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Guerrilla RF, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Tysons, Virginia

March 26, 2026

Guerrilla RF, Inc.

Consolidated Balance Sheets

December 31, 2025 and 2024

	December 31, 2025	December 31, 2024

Assets
Cash	$4,158,723	$7,974,650
Accounts receivable, net	1,809,083	2,232,696
Inventories	1,636,493	1,838,370
Prepaid expenses	509,832	450,293
Total Current Assets	8,114,131	12,496,009

Prepaid expenses and other	10,423	123,185
Intangible assets, net	309,417	346,547
Operating lease right-of-use assets	8,340,669	9,465,427
Property, plant, and equipment, net	2,729,311	2,493,355
Total Assets	$19,503,951	$24,924,523

Liabilities, Redeemable Preferred Stock and Stockholders' Deficit
Accounts payable and accrued expenses	$2,388,419	$2,040,862
Short-term debt	1,068,544	828,492
Warrant liabilities	3,004,416	1,495,516
Operating lease liability, current portion	534,508	669,001
Finance lease liability, current portion	618,249	667,718
Notes payable, current portion, net	200,000	500,000
Total Current Liabilities	7,814,136	6,201,589

Long-term debt	225,974	440,879
Operating lease liability	5,102,285	5,636,793
Finance lease liability	212,957	828,171
Notes payable	4,300,000	4,000,000
Total Liabilities	17,655,352	17,107,432

Commitments and Contingencies

Series A convertible preferred stock, $0.0001 par value, 22,000 shares authorized, 22,000 shares issued and outstanding as of December 31, 2025 and 2024	20,033,555	20,033,555

Stockholders' Deficit
Undesignated preferred stock, $0.0001 par value, 9,978,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,595,638 and 10,240,478 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,060	1,024
Additional paid-in capital	42,592,790	41,575,012
Accumulated deficit	(60,778,806)	(53,792,500)
Total Stockholders' Deficit	(18,184,956)	(12,216,464)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$19,503,951	$24,924,523

Guerrilla RF, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2025 and 2024

	Year Ended December 31,
	2025	2024
Revenues:
Product	$22,344,040	$20,113,523
Royalties and non-recurring engineering	386,371	2,377
Total Revenue	22,730,411	20,115,900

Direct product costs	7,879,760	7,302,192

Gross Profit	14,850,651	12,813,708

Operating Expenses:
Research and development	8,553,485	9,707,128
Sales and marketing	6,427,718	6,251,254
General and administrative	4,529,972	5,618,389
Total Operating Expenses	19,511,175	21,576,771

Operating Loss	(4,660,524)	(8,763,063)

Other Income (Expenses):
Interest income	186,390	163,735
Interest expense	(985,995)	(3,267,653)
Loss on debt extinguishment	-	(1,523,221)
Change in fair value of derivative liabilities	-	158,000
Change in fair value of warrant liabilities	(1,508,900)	2,198,051
Other income (expenses)	(4,942)	281,113
Total Other Expenses, net	(2,313,447)	(1,989,975)

Net Loss Before Income Taxes	(6,973,971)	(10,753,038)

Income tax expense	(12,335)	-
Net Loss	$(6,986,306)	$(10,753,038)

Net loss per share - basic and diluted	$(0.67)	$(1.12)

Weighted average common shares outstanding - basic and diluted	10,451,789	9,600,548

Guerrilla RF, Inc.

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2025 and 2024

	Undesignated Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
December 31, 2023	$-	$789	$36,243,146	$(43,039,462)	$(6,795,527)
Net loss	-	-	-	(10,753,038)	(10,753,038)
Net settled RSUs	-	-	(51,432)	-	(51,432)
Equity financing, net of issuance costs	-	207	5,813,679	-	5,813,886
Stock options exercised	-	-	6,000	-	6,000
Reclassification of historical warrants	-	-	(2,130,167)	-	(2,130,167)
Share-based compensation	-	28	1,693,786	-	1,693,814
December 31, 2024	-	1,024	41,575,012	(53,792,500)	(12,216,464)
Net loss	-	-	-	(6,986,306)	(6,986,306)
Net settled RSUs	-	-	(21,757)	-	(21,757)
Refund of unused offering cost	-	-	30,002	-	30,002
Share-based compensation	-	36	1,009,533	-	1,009,569
December 31, 2025	$-	$1,060	$42,592,790	$(60,778,806)	$(18,184,956)

Guerrilla RF, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(6,986,306)	$(10,753,038)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,220,650	1,513,798
Share-based compensation	1,009,569	1,693,814
Non-cash interest expense related to debt financing	-	413,727
Accretion of notes payables	-	1,250,499
Loss on extinguishment of debt	-	1,523,221
Change in fair value of derivative liabilities	-	(158,000)
Change in fair value of warrant liabilities	1,508,900	(2,198,051)
Operating lease expense	1,124,758	1,181,180
Deferred income taxes	5,000	-

Changes in assets and liabilities:
Accounts receivable	423,613	(153,585)
Inventories	201,877	(304,778)
Prepaid expenses	492,070	134,442
Accounts payable and accrued expenses	279,581	(34,343)
Operating lease liability	(669,001)	(762,670)
Income taxes payable	200	-
Net cash used in operating activities	(1,389,089)	(6,653,784)

Cash flows from investing activities
Purchases of property, plant, and equipment	(1,377,891)	(380,880)
Purchase of intangible assets	-	(371,300)
Net cash used in investing activities	(1,377,891)	(752,180)

Cash flows from financing activities
Proceeds from stock options exercised	-	6,000
Proceeds from notes payable, derivative liabilities and factoring agreement	14,650,562	13,206,729
Principal payments of notes payable and recourse factoring agreement	(14,564,753)	(21,474,031)
Proceeds from equity financing, net	-	24,616,598
Principal payments on finance lease	(665,249)	(979,170)
Repayments of finance insurance premiums and software	(499,509)	(746,830)
Refund of unused offering costs	30,002	-
Payment of deferred offering costs	-	(30,000)
Net cash (used in) provided by financing activities	(1,048,947)	14,599,296

Net increase (decrease) in cash	(3,815,927)	7,193,332

Cash, beginning of period	7,974,650	781,318
Cash, end of period	$4,158,723	$7,974,650

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$984,400	$1,657,171
Income taxes	$7,135	$-

Noncash investing and financing transactions:
Modification on operating and finance leases	$566	$1,500
Conversion of debt into equity	$-	$2,794,243
Right-of-use assets obtained through operating lease	$-	$145,987
Financing of insurance premiums and software	$438,847	$249,607
Termination of ROU Asset and Lease Liability	$-	$98,963
Property and equipment additions included in accounts payable	$41,019	$39,899
Reclassification of historical warrants	$-	$2,130,167

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

1. Organization and Nature of Business

Guerrilla RF, Inc., a fabless semiconductor company based in Greensboro, North Carolina, was founded in 2013, initially as a North Carolina limited liability company before converting to a Delaware corporation.  Unless otherwise stated or the context otherwise indicates, references to “Guerrilla RF”, the “Company”, “we”, “our”, “us” or similar terms refer to Guerrilla RF, Inc.

Guerrilla RF designs and manufactures high‐performance Monolithic Microwave Integrated Circuits (MMICs) for the wireless infrastructure market.  Guerrilla RF primarily focuses on researching and developing its existing products and building an infrastructure to handle a global distribution network; therefore, it has incurred significant losses since inception.

Liquidity

The Company has historically financed its activities through a combination of commercial loans and the proceeds of debt and equity issuances. The Company has incurred net losses and negative cash flows from operations in most fiscal periods since inception. For the years ended December 31, 2025 and 2024, the Company reported net losses of $7.0 million and $10.8 million, respectively, and used $1.4 million and $6.7 million of cash in operating activities, respectively. As of December 31, 2025, the Company had an accumulated deficit of $60.8 million and cash and working capital of $4.2 million and $0.3 million, respectively.

During the second half of 2025, the Company generated positive operating cash flow, including approximately $0.9 million in the third quarter and $1.1 million in the fourth quarter, reflecting improved operating performance and continued focus on disciplined execution and expense management. In addition, the Company achieved operating breakeven and delivered a positive operating margin in the fourth quarter of 2025, representing an important milestone in the Company’s progression toward improved financial sustainability.

The Company’s primary sources of liquidity have included proceeds from private placements and available debt financing. As of December 31, 2025, the Company maintained a loan facility for up to $3.75 million with Spectrum, as described in Note 5 to the consolidated financial statements.

In addition, the Company amended the Salem Loan Facility during 2024 when the principal balance was reduced from $12.0 million to $4.5 million, and again in December 2025 when the maturity dates were extended. Management views these amendments as constructive developments, reflecting the Company’s improved operating performance, disciplined execution of strategic initiatives, and proactive balance sheet management.

As a result, management believes that the Company’s existing cash resources, together with available borrowings and amended loan terms, provide sufficient liquidity to fund operations for at least twelve months following the issuance date of the consolidated financial statements.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

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

Reclassification

Certain statement of cash flows amounts have been reclassified to conform to the Company's fiscal 2025 presentation. The reclassifications have no impact on the Company's previously reported net loss.

Concentrations of Credit Risk and Major Customers

Financial instruments at  December 31, 2025 and 2024 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.  The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC).  To date, the Company has not experienced any losses on its cash deposits.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

The Company generates revenue from customers located within and outside the United States. For the year ended December 31, 2025, the Company had two major customers, RFPD and RFMW, both of which are global distributors serving a broad base of end customers. The Company had one major customer, RFPD for the year ended  December 31, 2024.  RFPD, a large product distributor serving numerous end customers, accounted for approximately 65% and 77% of product shipment revenue for the years ended December 31, 2025 and 2024. RFMW accounted for approximately 15% of product shipment revenue for the year ended December 31, 2025. Accounts receivable from RFPD represented 40% and 81% of total accounts receivable at December 31, 2025 and 2024. Accounts receivable from RFMW represented 43% of accounts receivable at December 31, 2025.

Accounts Receivable

Accounts receivable primarily relate to amounts due from customers, which are typically due within 30 to 45 days.  Accounts receivable also include royalty revenue from our two royalty agreements.  The Company provides credit to its customers in the ordinary course of business and evaluates the need for a provision to be added to its allowance for expected credit losses.  The allowance represents the Company’s best estimate of expected credit losses it may experience in the Company’s accounts receivable portfolio.  Management estimates the allowance for expected credit losses based on an ongoing review of existing economic conditions, the financial conditions of the customers, historical trends in credit losses, and the amount and age of past due accounts. The Company does not require collateral or other security for accounts receivable. To reduce credit risk with accounts receivable, the Company performs ongoing evaluations of its customers’ financial condition. The Company establishes an allowance for expected credit losses and other customer claims.  Historically, such losses have been immaterial and within management's expectations; therefore, the Company does not currently have an allowance for expected credit losses.

The Company has a loan facility (the 'Spectrum Loan Facility') with a specialty lender, Spectrum Commercial Services Company, L.L.C ('Spectrum').  The Spectrum Loan Facility provides for advance payments up to $3.75 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of December 31, 2025, there were $0.6 million of advances outstanding under the Spectrum Loan Facility.  At December 31, 2025, $13 thousand of excess collateral was due from Spectrum, which is included in accounts receivable on the consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company depreciates computer hardware, software, production and computer equipment, and lab equipment using the straight-line method over their estimated useful lives, ranging from three to ten years. The Company depreciates furniture and fixtures using the straight-line method over their estimated useful lives of seven years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term. Repairs and maintenance are expensed as incurred by the Company.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The recoverability of assets held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, less costs to sell. The Company evaluated its long-lived assets for impairment in the year ended December 31, 2025, and determined no impairment expense was deemed necessary.  See Note 4 for further information.

Deferred Offering Costs

The Company capitalizes legal, professional, accounting, and other third-party fees directly associated with common equity financings as deferred offering costs on the balance sheet as a non-current asset until the transaction is complete.  The Company recognizes such previously deferred offering costs and any additional incurred offering costs in connection with such transaction, as a reduction of additional paid in capital.  Transaction costs consisting of legal, accounting, financial advisory, and other professional fees incurred as part of the Company's equity financing, as mentioned in Note 6, were offset against the total proceeds from such offerings in the accompanying consolidated financial statements for the year ended  December 31, 2024.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

Revenue Recognition

The Company recognizes product revenue at the point in time when it satisfies a performance obligation by transferring a product or service to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. The Company provides an assurance-type warranty to its customers as part of its contracts' standard terms and conditions, which does not include a right of return for properly functioning products not deemed obsolete. These warranties do not provide an additional distinct service to the customer and are not deemed a separate performance obligation. Royalty revenue is recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales-based royalties have been allocated are satisfied.

During the years ended  December 31, 2025 and 2024, the Company had $200 and $0 thousand of revenue from contracts with customers recognized over time as the services are delivered to the customer.  Certain nonrecurring engineering service revenues are recognized over time as the services are delivered to the customer.  As of December 31, 2025 and 2024, the Company did not have any contract liabilities where performance obligations have not yet been satisfied.  During the years ended December 31, 2025 and 2024, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The costs incurred by the Company for shipping and handling are classified as direct product costs in the consolidated statements of operations. Any incidental items that are immaterial in the context of a sale to a customer are recognized as expense.

Direct Product Costs

The Company’s direct product costs consist primarily of direct materials, salaries and related expenses, overhead, third-party services vendors, shipping and handling, and depreciation expense related to the equipment and information technology costs incurred directly in the Company’s revenue-generating activities.

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

Estimating the fair market value of options requires the input of subjective assumptions including the expected life of the options, stock price volatility, the risk-free interest rate, and expected dividends. Therefore, the assumptions used in the Company’s Black-Scholes option-pricing model represent management’s best estimates.

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

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses for the years ended December 31, 2025 and 2024 were $8,728 and $12,973, respectively.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

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

FASB ASC Subtopic 740-10, Accounting for Uncertainty of Income Taxes, (“ASC 740-10”) defines the criterion upon which an individual tax position must meet for any part of the benefit of the tax position to be recognized in consolidated financial statements prepared in conformity with GAAP. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the consolidated financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. In accordance with the disclosure requirements of ASC 740-10, the Company’s policy on the statements of operations classification of interest and penalties related to income tax obligations is to include such items as part of total income tax expense.

Convertible Debt Instruments

The Company evaluates convertible debt instruments to determine if those agreements or any embedded components of those agreements qualify as derivative financial instruments to be separately accounted for in accordance with FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”).  The accounting treatment of derivative financial instruments requires that the Company record any bifurcated embedded features at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded in earnings as non-operating, non-cash income or expense. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the agreement is reclassified as of the date of the event that caused the reclassification. Bifurcated embedded features are recorded at their initial fair values which create additional debt discount to the host instrument.  The Company amortizes the respective debt discount over the term of the notes, using the effective interest method.

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

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, short term notes, and accounts payable approximate fair values due to the short-term nature of these instruments.

See Note 8 – Derivative Liabilities and Warrant Liabilities for additional details regarding the valuation technique and assumptions used in valuing Level 3 inputs.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during each period. Diluted net loss per common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options, vesting of restricted stock units, and warrants, which would result in the issuance of incremental shares of common stock.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

The following potentially dilutive securities have been excluded from the computation of basic shares for the years ended December 31, 2025 and 2024, as they would be anti-dilutive:

	Year Ended December 31,
	2025	2024
Series A convertible preferred stock	7,213,115	7,213,115
Common stock warrants	5,780,955	5,780,955
Restricted stock units	173,253	583,432
Stock options	603,287	348,467
	13,770,610	13,925,969

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

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the FASB ASC. The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. The Company primarily uses the Black-Scholes option pricing model s to estimate the fair value of its warrants including those issued in connection with preferred stock. In 2024, the Company also used Monte Carlo simulation for certain valuations. The Black-Scholes option pricing model and Monte Carlo simulations include subjective input assumptions that can materially affect the fair value estimates.

Asset Acquisition

On April 26, 2024, the Company completed the acquisition of Gallium Semiconductor’s portfolio of GaN power amplifiers and front-end modules for total consideration of $0.4 million, funded with cash on hand. The portfolio included previously released components, GaN cores under development, and all associated intellectual property. No employees or facilities were acquired as part of the transaction.

Since the acquisition, the Company has completed development activities necessary to commercialize certain GaN products and has introduced GaN based devices into its product portfolio. The addition of GaN technology expands the Company’s product offerings for wireless infrastructure, military, and satellite communications applications and complements its existing semiconductor solutions.

The transaction was accounted for as an asset acquisition in accordance with ASC Topic 805. The Company recorded a definite-lived developed technology intangible asset of $0.4 million, which is being amortized on a straight-line basis over an estimated useful life of 10 years.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Tax-Improvements to Income Tax Disclosures (Topic 740), which requires enhanced disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted.  The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, "Measurement of Credit Losses for Accounts Receivable and Contract Assets." ASU 2025-05 amends ASC Subtopic 326-20 to provide a practical expedient for all entities and an accounting policy election for all entities, other than public business entities, that elect the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 addresses concerns from stakeholders that estimating expected credit losses can be costly and complex for such transactions. ASU 2025-05 is effective for all business entities for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently assessing the impact of this update on the Company's financial statements.

The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on its consolidated financial statements.

3. Inventories

Inventories are summarized as follows:

	2025	2024
Raw materials	$672,958	$740,543
Work-in-process	211,332	153,004
Finished goods	752,203	944,823
Inventories	$1,636,493	$1,838,370

4. Property and Equipment

Property and equipment is summarized as follows:

	2025	2024
Production assets	$3,189,142	$2,276,386
Computer equipment and software	1,079,294	993,092
Lab equipment	3,585,835	3,498,894
Office furniture and fixtures	1,484,913	1,299,856
Leasehold improvements	171,257	171,257
Construction work in progress	148,520	-
	9,658,961	8,239,485
Less accumulated depreciation	(6,929,650)	(5,746,130)
	$2,729,311	$2,493,355

Depreciation expense was $1,183,520 and $1,489,045 for the years ended December 31, 2025 and 2024, respectively.

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

At December 31, 2025, the Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

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

The Spectrum Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.  For the year ended December 31, 2025, the Company maintained compliance with these covenants and restrictions.

The Company has borrowed $0.6 million under the Spectrum Loan Facility as of December 31, 2025 and 2024.  The Company includes the interest expense of the Spectrum Loan Facility ($261 thousand and $304 thousand) as part of its interest expense on its consolidated statements of operations, and the total amount of $0.6 million borrowed under the Spectrum Loan Facility is included as short-term debt on the consolidated balance sheet as of December 31, 2025 and December 31, 2024 respectively.

Salem Loan Facility

On August 11, 2022, the Company entered into the Salem Loan Facility with Salem, providing for up to $8.0 million of financing, including an initial $5.0 million advance. In connection with the closing, the Company paid a 2.0% fee and issued 25,000 shares of common stock to Salem, with up to an additional 25,000 shares issuable upon further advances. During 2023, Salem funded additional advances totaling $7.0 million, including advances in May, August, September, October, and December 2023. These advances generally bore interest at 14.0% per annum, were subject to various cash closing fees, and involved the issuance of significant amounts of common stock. Each advance was allocated between notes payable, common stock, and additional paid-in capital based on the relative fair value of the underlying common stock, resulting in effective interest rates ranging from approximately 17% to 104%.

On September 5, 2023, the Company and Salem entered into an amended and restated loan agreement that permitted up to $4.0 million of additional advances and modified the maturity of all outstanding advances from August 11, 2027 to April 30, 2024, with interest on certain advances deferred until maturity. The Company concluded the amendment represented a debt modification rather than an extinguishment and prospectively revised the amortization of existing debt discounts, which resulted in significantly higher effective interest rates on prior advances. In the second half of 2023, third parties acquired participation interests in $5.5 million of the additional advances, including AMB Investments, LLC, which acquired a 47.17% participation interest, giving it a pecuniary interest in approximately $2.6 million of the loan facility and 500,000 shares of common stock issued to Salem the president of AMB Investments, LLC serves as a Company director.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

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

On December 22, 2025, the Company entered into Amendment No. 3 to Amended and Restated Loan Agreement (the "2025 Salem Amendment") with Salem, which amended the loan’s maturity date and repayment schedule.  The 2025 Salem Amendment extended the maturity date from December 31, 2028 to December 31, 2029 and the Company incurred a 1% modification fees of $45,000, payable with final principal payment at maturity. Pursuant to the amended repayment schedule, the Company is required to repay principal in annual installments of $200,000 in the fiscal year ending December 31, 2026, $1,500,000 in the fiscal year ending December 31, 2027, $1,500,000 in the fiscal year ending December 31, 2028, and $1,300,000 in the fiscal year ending December 31, 2029. The Company determined that the 2025 Salem Amendment should be accounted for as a debt modification and the Company recorded the $45,000 modification fee as deferred debt discount. The Company incurred third-party financing costs of $5,936, which were expensed during the year ended December 31, 2025.

As of December 31, 2025 and 2024, there was $4.5 million outstanding under the Salem Loan Facility. During the years ended December 31, 2025 and 2024, the Company incurred interest expense of $0.5 million and $2.7 million, respectively, under the Salem Loan Facility.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

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

New Headquarters and Design Center Capital Addition Financing

In conjunction with the Company's move into expanded office facilities in early 2023, the Company entered into a financing arrangement related to furniture for the new office facilities in April 2022. During the years ended December 31, 2025 and 2024 the Company incurred interest expense of $5 and $10,601, respectively.   In 2025, the Company exercised its option to purchase the furniture for $213,500.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

Debt Maturity

As of December 31, 2025, debt is expected to mature as follows:

2026	$1,268,544
2027	1,686,449
2028	1,539,525
2029	1,300,000
Thereafter	-
$5,794,518

6. Common Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $ 0.0001 as of December 31, 2025 and 2024.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through December 31, 2025.

On March 28, 2024, the Company completed the initial closing of the 2024 Private Placement as it entered into a Unit Purchase Agreement with investors pursuant to which the Company sold 2,015,293 units (the “Units”), each Unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock with an exercise price of $2.50 per share.  The purchase price of each Unit was $2.50, resulting in gross proceeds at this initial closing of approximately $5.0 million and net cash proceeds of approximately $3.0 million. There were estimated offering expenses of approximately $0.6 million and conversion of convertible debt and accrued interest of approximately $2.8 million. On April 7, 2024, the Company completed a second closing of the 2024 Private Placement. Altogether, the Company sold 2,071,293 Units, resulting in gross proceeds of approximately $5.1 million before the deduction of estimated offering expenses, and net cash proceeds of approximately $3.0 million. On the issuance date the warrants were determined to be equity classified and had an aggregate issuance date relative fair value of $2.1 million using the Black-Scholes option pricing model with the following assumptions: expected volatility of 58%, risk-free rate of 4.21%, expected term of 5.5 years, and expected dividends of 0.00%.

See Note 5 – Debt – Salem Loan Facility and Convertible Notes Payable for details regarding common stock issued in connection with debt.

See Note 7 – Share-Based Compensation - Restricted Stock Unit ("RSU") Awards for details regarding RSU grants.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

Common Stock Warrants

The Units sold in the 2024 Private Placement included warrants to purchase a total of 2,071,293 shares of common stock (the “2024 PIPE Warrants”), which warrants were issued upon the final closing of the 2024 Private Placement. Each 2024 PIPE Warrant is exercisable for a period of five years beginning six months following the final closing of the 2024 Private Placement. On August 5, 2024, the Company completed a private placement (the “North Run Private Placement”), which included the issuance of warrants to purchase an aggregate of 2,885,246 shares of common stock at an exercise price of $3.05 per share (the “North Run Warrants”). Each North Run Warrant is exercisable for a period of five and a half years beginning on the closing date of the North Run Private Placement and were determined to be classified as liabilities on the issuance date and as of December 31, 2024. As of December 31, 2025, there are a total of 5,780,955 outstanding common stock warrants. See Note 8 – Fair Value Measurement – Warrant Liabilities for additional details regarding the Company’s outstanding warrants.

A summary of the warrant activity during the year ended December 31, 2025 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 1, 2025	5,780,955	$4.00
Issued	-	-
Exercised	-	-
Expired	-	-
Canceled	-	-
Outstanding, December 31, 2025	5,780,955	$4.00	3.8	$-

Exercisable, December 31, 2025	5,780,955	$4.00	3.8	$-

In applying the Black-Scholes option pricing model to the 2024 PIPE Warrants granted in 2024 that were initially equity classified, the Company used the following assumptions:

For the Year Ended
December 31, 2024
Risk-free interest rate	4.21%
Contractual term (years)	5.50
Expected volatility	57.99%
Expected dividends	—%

See Note 8 – Fair Value Measurement for details regarding the valuation of warrants that are liability classified.

The following table presents information related to stock warrants at December 31, 2025:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

$2.50	2,071,293	3.7	2,071,293
$3.05	2,885,246	4.1	2,885,246
$7.80	177,490	2.7	177,490
$12.00	646,926	2.5	646,926
	5,780,955	3.8	5,780,955

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series.  There were 22,000 issued and outstanding shares of preferred stock as of December 31, 2025 and 2024.

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

For the Years Ended  December 31, 2025 and 2024

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

In 2021, the Board adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units ("RSU"), performance awards, cash awards, and stock bonus awards.  The Company initially reserved 37,166 shares of common stock, plus any reserved shares not issued or subject to outstanding grants under the 2014 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan.  Initially, the number of shares reserved for issuance under the 2021 Plan increased automatically on  January 1 each year by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding  December 31, or a number as  may be determined by our Board. In 2025, the Company's stockholders approved the First Amendment to the 2021 Plan, which removed the 'evergreen' provision and authorized an additional 1.5 million shares of common stock for issuance pursuant to the award of stock options only.

The general purpose of the 2014 Plan and the 2021 Plan is to allow the Company to attract and motivate key employees and directors to align their interests with those of the Company’s shareholders.

Stock Option Awards

The Company measures the fair value of each option award on the date of grant using the Black‐Scholes option-pricing model, which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk-free interest rate, and dividend yield.  The fair value of each grant of options during the year ended December 31, 2025 was determined using the methods and assumptions discussed below:

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

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

For the years ended December 31, 2025 and 2024, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024
Expected term (in years)	5.65 - 5.83	6.25
Expected volatility	44.811 -47.17%%	58%
Risk-free rate	3.72%	4.20%
Dividend rate	—	—

The weighted average grant date fair value of stock option granted was $3.05 and $1.78 during the years ended December 31, 2025 and 2024, respectively.

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Unrecognized compensation costs related to non‐vested options at December 31, 2025 amounted to $131,703, which are expected to be recognized over a weighted average term of 2.82 years.

Stock option activity by share is summarized as follows for the years ended December 31, 2025 and 2024:

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)
Shares underlying outstanding awards at December 31, 2023	570,748	$7.67	5.98
Granted	8,500	2.50
Exercised	(73,826)	2.01
Cancelled/Forfeited	(156,955)	2.07
Shares underlying outstanding awards at December 31, 2024	348,467	4.55	3.59
Granted	336,554	3.05
Exercised	-	-
Expired	(75,932)	3.47
Cancelled/Forfeited	(5,802)	10.17
Shares underlying outstanding awards at December 31, 2025	603,287	$3.79	7.24
Exercisable options at December 31, 2025	251,539	$4.31	3.74

In the year ended December 31, 2025, the Company granted 336,554 stock options to employees with an exercise price of $3.05 per share. These option awards vest equally over four years (25% per year).

In the year ended December 31, 2024, the Company granted 8,500 stock options to new employees with an exercise price of $2.50 per share. These option awards vest equally over three years (33% per year) on the anniversary of the date the recipient started working for the Company.

Restricted Stock Unit Awards

In the years ended December 31, 2025 and 2024 the Company granted 24,590 and 376,542 RSUs, respectively to various employees and directors. The RSU awards made to an employee in the year ended  December 31, 2025 vest over a period of four years starting on January 8, 2026. The RSU awards made to non-employees in the year ended December 31, 2024 (173,334) vest on the earliest of (i) June 5, 2025, subject to the recipient's continued service with the Company, (ii) the recipient's death, or (iii) the recipient's disability. The RSUs awarded to employees during the year ended December 31, 2024 (172,857) vest over a period of three years or less from the date of the grant. The RSUs are subject to the recipient’s continued service through the applicable vesting date.  As of December 31, 2025, total unrecognized compensation cost related to unvested RSUs was approximately $0.3 million, which will be recognized over a weighted average period of 0.9 years.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

The fair value of each RSU was estimated on the date of grant, based on the weighted average price of the Company's stock.  The Company will issue new shares of common stock to satisfy RSUs upon vesting.  The following table summarizes the RSU activity and weighted averages for share-based awards granted under the terms of the 2021 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	454,566	$7.35
Granted	376,542	2.89
Vested	(243,143)	5.86
Cancelled/Forfeited	(12,923)	6.68
Outstanding at December 31, 2024	575,042	5.44
Granted	24,590	1.36
Vested	(370,979)	4.03
Cancelled/Forfeited	(55,400)	3.98
Outstanding at December 31, 2025	173,253	$4.04

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded stock-based compensation expense in the following expense categories in the consolidated statements of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Direct product costs	$99,486	$375,171
Research and development	335,888	324,653
Sales and marketing	187,172	372,152
General and administrative	387,023	621,838
	$1,009,569	$1,693,814

No income tax benefits have been recognized in the consolidated statements of operations for stock-based compensation arrangements, and no stock-based compensation costs have been capitalized as property and equipment through December 31, 2025.

8. FAIR VALUE MEASUREMENT

Derivative Liabilities

As of January 1, 2024, the Company had Level 3 derivative liabilities that were measured at fair value at issuance, related to the put options of the Convertible Notes.  On March 28, 2024, the redemption feature of the Company’s Convertible Notes was triggered prompting the Company to mark-to-market the fair value of the bifurcated put options of the Convertible Notes.  As of March 28, 2024, the Company determined that the probability of settlement pursuant to such put option was de minimis and, as a result, the fair value of such bifurcated put options was $0. As of December 31, 2025, the Company had no derivative liabilities as the underlying Convertible Notes were converted into shares of common stock.  See Note 5 – Debt – Convertible Notes Payable for additional details regarding the conversion of the Convertible Notes.  The put options were valued using a discounted cash flow valuation technique.

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2024	$158,000
Issuance of Convertible Notes	-
Change in fair value of derivative liabilities	(158,000)
Ending balance on December 31, 2024	-
Change in fair value of derivative liabilities	-
Ending balance on December 31, 2025	$-

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

Warrant Liabilities

In 2024, the Company determined that the North Run Warrants should be accounted for as Level 3 warrant liabilities and carried at their fair value computed using a Monte-Carlo simulation.

The Monte Carlo simulation considered assumptions including the number of trials, warrant dilution, bid price estimates and multiple VWAP amounts for the cashless conversions of the North Run Warrants. Additionally, other key assumptions used in the Monte-Carlo simulation include the risk-free rate, the expected term of the warrants, expected stock price volatility, expected dividends and management’s assumption that the probability of a fundamental transaction occurring is de minimis. The following table summarizes the significant assumptions used in the Monte-Carlo simulation for the North Run Warrants during the year ended December 31, 2024:

For the Year Ended
December 31, 2024
Risk-free interest rate	3.55% - 3.58%
Expected term (years)	5.35 - 5.5
Expected volatility	42.60% - 43.20%
Expected dividends	0.00%

During the year ended December 31, 2025, the Company determined that a Black-Scholes valuation option pricing model would be immaterially different from a Monte-Carlo simulation and, accordingly, sufficient to value the North Run Warrants. During the year ended December 31, 2025, management's assumption was that the probability of a fundamental transaction occurring was de minimis. The following table summarizes the significant assumptions used in the Black-Scholes option pricing model during the year ended December 31, 2025:

For the Year Ended
December 31, 2025
Risk-free interest rate	3.61% - 3.96%
Expected term (years)	4.10 - 4.85
Expected volatility	42.15% - 43.54%
Expected dividends	0.00%

In connection with the North Run Private Placement, the Company determined it should reclassify warrants to purchase an aggregate 2,895,709 shares of common stock (the “Historical Warrants”) as Level 3 warrant liabilities and carried at fair value using a Black-Scholes call option model pursuant to the analysis of a certain tender offer provision (the “Tender Offer Provision”) within the Historical Warrants wherein, in the event of a cash tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of the Company’s common shares, all holders of the warrants would be entitled to receive cash for their warrants. During the years ended December 31, 2025 and 2024, management's assumption was that the probability of a fundamental transaction occurring was de minimis.

The following table summarizes the Black-Scholes assumptions used during the years ended December 31, 2025 and 2024:

	For the Years Ended
	December 31,
	2025	2024
Risk-free interest rate	3.48% - 3.96%	3.58% -4.38%
Expected term (years)	1.32 - 4.50	2.32 - 5.15
Expected volatility	40.56% - 51.21%	39.58% - 60.80%
Expected dividends	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2024	$-
Reclassification of Historical Warrants	2,130,167
Issuance of warrant liabilities	1,563,400
Change in fair value of warrant liabilities	(2,198,051)
Ending balance on December 31, 2024	1,495,516
Change in fair value of warrant liabilities	1,508,900
Ending balance on December 31, 2025	$3,004,416

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	December 31, 2025
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$8,340,669

Current portion of operating lease liabilities	Operating lease, current portion	534,508
Noncurrent portion of operating lease liabilities	Operating lease	5,102,285
Total operating lease liabilities		$5,636,793

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$733,672

Current portion of finance lease liabilities	Finance lease, current portion	618,249
Noncurrent portion of finance lease liabilities	Finance lease	212,957
Total finance lease liabilities		$831,206

Lease cost recognized in the consolidated financial statements is summarized as follows:

	For the Year Ended December 31,
	2025	2024
Operating lease cost	$1,771,123	$1,898,940

Finance lease cost:
Amortization of lease assets	637,189	1,056,784
Interest on lease liabilities	95,580	158,491
Total finance lease costs	$732,769	$1,215,275

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

Other supplemental information related to leases is summarized as follows:

December 31, 2025
Weighted average remaining lease term (in years):
Operating leases	7.18
Finance leases	1.59

Weighted average discount rate:
Operating leases	11.01%
Finance leases	8.44%

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2025:
Operating cash flows from operating leases	$1,315,362
Operating cash flows from finance leases	$94,923
Financing cash flows from finance leases	$665,249

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of December 31, 2025:

	Payments Due by Period
	2026	2027	2028	2029	2030	Thereafter	Total
Operating leases	$1,117,942	$1,076,140	$1,096,206	$1,116,675	$1,137,552	$2,635,922	$8,180,437
Less present value adjustment	583,434	524,555	460,933	384,684	298,672	291,366	2,543,644
Operating lease liabilities	$534,508	$551,585	$635,273	$731,991	$838,880	$2,344,556	$5,636,793

Finance leases	$663,750	$160,825	$53,628	$14,366	$-	$-	$892,569
Less interest	45,501	11,623	4,059	180	-	-	61,363
Finance lease liabilities	$618,249	$149,202	$49,569	$14,186	$-	$-	$831,206

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

Legal

In the ordinary course of business, the Company  may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at December 31, 2025 or 2024.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company  may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company  may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It  may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the consolidated financial statements.  As a result, no liability for these agreements has been recorded at  December 31, 2025 or 2024.

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

Purchase Order Obligations

As of December 31, 2025 and 2024, the Company had outstanding purchase order obligations of $706,563 and $459,112, respectively, which were not accrued for on the consolidated financial statements.

10. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has one operating segment which develops high-performance MMIC products for wireless connectivity. The Company’s Chief Executive Officer, is the Chief Operating Decision Maker (the “CODM”) and reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Our reportable segment determination is based on our management and internal reporting structure, the nature of the subscriptions and services we offer, and the financial information evaluated regularly by our CODM. The CODM primarily utilizes "Net income (loss)" as well as "Net income (loss) per common share” included in the Company's Consolidated Statements of Operations as the key indicators in assessing the enterprise’s performance and allocating resources. In evaluating Net income (loss), the CODM also reviews gross profit as well the Company's income before foreign exchange and other segment items to set and evaluate performance targets. The Company does not assess the performance of its individual product lines on measures of profit or loss, or asset-based metrics.

The table below presents the Company’s consolidated operating results including significant segment expenses for the years ended December 31, 2025 and 2024:

	For the Year Ended
	December 31,
	2025	2024

Revenues	$22,730,411	$20,115,900
Less:
Direct materials	5,573,471	5,067,217
Other direct product costs (a)	2,306,289	2,234,975
Gross Profit	14,850,651	12,813,708
Operating Expenses:
Research and development	8,553,485	9,707,128
Sales and marketing	6,427,718	6,251,254
General and administrative	4,529,972	5,618,389
Total operating expenses	19,511,175	21,576,771

Segment Operating Loss	(4,660,524)	(8,763,063)

Total Other Expense	(2,313,447)	(1,989,975)
Net Loss Before Income Taxes	$(6,973,971)	$(10,753,038)

(a)	Includes shipping costs, intangible amortization and overhead.

11. INCOME TAXES

Our income (loss) before provision for income taxes for the years ended December 31, 2025 and 2024 was as follows:

	2025	2024
Domestic	(6,973,971)	(10,753,038)
Foreign
Income before income taxes	(6,973,971)	(10,753,038)

The components of the provision for income taxes for the years ended December 31, 2025 and 2024 consisted of the following:

		2025	2024
Current:
	Federal	-
	State	12,335
	Foreign	-
	Total current	12,335	-

Deferred:
	Federal
	State
	Foreign
	Total current	-	-

Total provision for income taxes		12,335	-

The provision for income taxes for the years ended December 31, 2025 and 2024 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to a valuation allowance.  The accounting estimates used to compute the provision for income taxes  may change as new events occur, more experience is obtained, additional information becomes known, or the tax environment changes.

Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

	2025	2024
Noncurrent deferred income tax asset arising from:

Accounts payable	$520,403	$447,982
Property, plant, and equipment	26,934	19,757
Equity-based compensation	99,071	240,038
Contribution carryforward	6,870	7,214
NOL carryforward	8,836,936	6,919,774
NEL carryforward	155,410	194,262
R&D credit	1,069,422	1,035,384
Operating lease liability	1,272,788	1,436,302
Others	41,414	51,152
Capitalized research and development expense	3,203,467	4,451,183
Total deferred tax assets	15,232,715	14,803,048

Noncurrent deferred income tax liability arising from:
Warrant liabilities	-	(500,661)
Trade receivables and prepaid expenses	(445,710)	(518,352)
Operating lease ROU asset	(1,064,865)	(1,330,370)
Total deferred income tax liabilities	(1,510,575)	(2,349,384)

Net noncurrent deferred income tax asset	13,722,140	12,453,664

Valuation allowance	(13,722,140)	(12,453,664)

Net	$-	$-

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2025, and 2024.

The Company does not have unrecognized tax benefits as of December 31, 2025, or 2024.  The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (the “OBBBA”) into law, which is considered the enactment date under U.S. GAAP.  This legislation introduces several provisions affecting businesses, including the permanent extension of certain expiring elements of the Tax Cuts and Jobs Act, modifications to the international tax framework, and favorable tax treatment for certain other business provisions. Key corporate tax provisions include providing for the existing 21% corporate income tax rate to be made permanent, the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low Tax Income (GILTI) and Foreign- Derived Intangible Income (FDII) rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. The OBBBA contains multiple effective dates, with some provisions applicable beginning in 2025. The legislation does not impact the Company’s prior years’ financial statements.

The Company had net operating loss carryforwards (“NOL”) for federal and state income tax purposes at December 31, 2025, and  December 31, 2024 of approximately:

	December 31,
Combined NOL Carryforwards:	2025	2024
Federal	$42,080,646	$32,951,304
State	$9,836,072	$9,836,072

The net operating loss carryforwards generated before 2018 begin expiring in 2033 for federal and 2028 for state income tax purposes. Federal and state net operating losses generated in 2018 and into the future now have an indefinite life.

	December 31,
Combined Credit Carryforwards:	2025	2024
Federal	$1,069,422	$1,035,384

The credit carryforwards begin expiring in 2035 for federal tax purposes.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

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

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31,
Rate reconciliation:	2025	2024
Federal tax benefit at the statutory rate	21.0%	(21.0)%
State tax, net of federal benefit	(2.2)%	(0.5)%
Other	(0.7)%	1.2%
Stock-based compensation shortfalls (windfalls)	(3.2)%	1.4%
Warrant liabilities	2.6%
Research & development credits	0.5%	(1.6)%
Change in the valuation allowance	(18.2)%	20.6%
Income Tax Expense (Benefit)	0.2%	—%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s tax returns remain subject to examination; carryforward amounts from all tax years remain subject to adjustment.

Potential 382 Limitation

At  December 31, 2025, the Company had federal NOL and R&D credit carryforwards of approximately $42,080,646 and $1,069,422 respectively, which are available to offset future taxable income subject to any future “ownership change”.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received). The amended guidance will be effective for our fiscal year beginning January 1, 2026. The guidance can be applied either prospectively or retrospectively. As an emerging growth company, the Company is permitted to defer adoption of ASU 2023-09 until the applicable effective date and is therefore not required to adopt the amended guidance in 2025. In accordance with SEC Staff Accounting Bulletin No. 74 (SAB 74), the Company is required to disclose the anticipated impact of recently issued accounting standards that have not yet been adopted. While the Company expects that adoption of ASU 2023-09 will result in expanded disaggregation and additional qualitative and quantitative disclosures, including more detailed effective tax rate reconciliation categories and jurisdictional income tax payment disclosures, the Company does not expect the adoption of ASU 2023-09 to have an impact on its consolidated results of operations, financial position, or cash flows. The Company will continue to assess the requirements of the amended guidance and will update its disclosures as additional information becomes available.

Guerrilla RF, Inc.

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

12. Related Party Transactions

See Note 5 – Debt – Convertible Notes Payable for details regarding the conversion of the Convertible Notes in connection with the 2024 Private Placement.

See Note 5 – Debt – Salem Loan Facility for details regarding the Salem Loan Facility, including AMB Investments, LLC participation in the Salem Loan Facility, and the debt conversion in connection with the 2024 Private Placement.

Participation in the 2024 Private Placement

Certain existing shareholders, including investors affiliated with certain of our directors and officers, purchased an aggregate of 612,473 Units in conjunction with the initial closing of the 2024 Private Placement on March 28, 2024.

13. Employee Benefit Plan

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company’s contributions to the plan are at the discretion of Executive Management with Board of Directors advisement. The Company made $297,164 and $346,297 of contributions to the plan in 2025 and 2024, respectively.

14. Subsequent Events

None

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of  December 31, 2025.

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

As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K.  This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.  The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2025, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Prior material weaknesses in this area, as described in our 2024 Annual Report, have been addressed through remediation and have subsequently been deemed effective.  Therefore, management concluded past material weaknesses have been successfully remediated and that our internal control over financial reporting was effective as of  December 31, 2025.

As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, we made a number of changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.  Specifically, in order to respond to the material weakness identified as of the year ended December 31, 2024, we devoted significant effort and resources to remediate and improve our internal control over financial reporting.  Our remediation steps included the hiring of Mike John-Williams as Chief Financial Officer effective January 8, 2025, formalization of separate policies and procedures surrounding significant unusual transactions, enhancement of management review controls of significant and unusual transactions, and establishment of controls surrounding detailed ledgers related to equity-linked instruments. We started implementing these remediation efforts during the first quarter of  2025, and we saw the impact of the improvements throughout 2025.

As a result of these remediation efforts, management has concluded that the material weakness previously identified as of December 31, 2024 has been successfully remediated as of December 31, 2025.

ITEM 9B. OTHER INFORMATION

Trading Arrangements of Section 16 Reporting Persons

During the year ended December 31, 2025, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common stock (i.e. directors, certain large shareholders and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Executive Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at 2025 Fiscal Year-End,” and “Director Compensation,” which sections are incorporated herein by reference.

AWARDS MADE TO NAMED EXECUTIVE OFFICERS

During the fiscal year ended December 31, 2025, the Company did not award an option or other right to purchase or acquire shares of its common stock during any period beginning four business days before the filing of a periodic report on Form 10-Q or the filing or furnishing of a report on Form 8-K that disclosed material nonpublic information and ending one business day after the filing or furnishing of such a report to any of the Company’s “named executive officers” (as such persons are specified in the Company’s Proxy Statements for its 2024 or 2025 Annual Meeting of Shareholders).

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

3.	Exhibits
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on April 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2023).	8-K	000-56238	3.1	April 14, 2023
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 2, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2024).	8-K	000-56238	3.1	May 3, 2024
3.4	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	3.1	August 6, 2024
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
4.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 3, 2023)	8-K	000-56238	10.2	January 3, 2023
4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.2	April 1, 2024
4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	4.1	August 6, 2024
4.5	Description of Registrant's Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC on March, 27 2025).	10-K	000-56238	4.6	March 27, 2025
10.1+	Employment Agreement, dated January 1, 2020, by and between Ryan Pratt and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.1	October 27, 2021
10.2+	Offer letter, dated June 14, 2019, by and between Mark Mason and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.2	October 27, 2021
10.3+	Offer letter, dated December 3, 2024, by and between Mike John-Williams and Guerrilla RF, Inc.					X

10.4**	Distributor Agreement, dated October 1, 2015, between Mouser Electronics, Inc. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.5	October 27, 2021
10.5**	Distribution Agreement, dated July 11, 2016, by and between Richardson RFPD, Inc. and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.6	October 27, 2021
10.6+	Form of Indemnity Agreement (directors and officers) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.7	October 27, 2021
10.7+	Form of Pre-Merger Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.8	October 27, 2021
10.8	Registration Rights Agreement, dated October 22, 2021, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.10	October 27, 2021
10.9+	Guerrilla RF, Inc. 2014 Long Term Stock Incentive Plan and form of award agreements (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.11	October 27, 2021
10.10+	Form of award agreements under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	10.12	October27, 2021
10.11+	2021 Equity Incentive Plan and form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the SEC on December 23, 2021).	S-1/A	333-261860	10.15	December 23, 2021
10.12+	Offer letter, dated December 1, 2021, by and between Kellie Chong and Guerrilla RF, Inc. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the SEC on March 3, 2023).	10-K	000-56238	10.16	March 3, 2023
10.13	Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated July 15, 2021 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).	10-Q	000-56238	10.5	November 10, 2022
10.14	Amendment to Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated November 5, 2021 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).	10-Q	000-56238	10.6	November 10, 2022
10.15	Second Amendment to Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated November 10, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).	10-Q	000-56238	10.7	November 10, 2022
10.16	Third Amendment to Office Building Lease Agreement by and between Koury Corporation and Guerrilla RF, Inc. dated August 30, 2022 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).	10-Q	000-56238	10.8	November 10,2022
10.17	Securities Purchase Agreement, dated March 28, 2024, between the Company and the Purchasers listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.1	April 1, 2024
10.18	Securities Purchase Agreement, dated August 2, 2024, between the Company and the Buyer listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	10.1	August 6, 2024
10.19	Registration Rights Agreement, dated August 2, 2024, between the Company and the Buyer listed therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	10.2	August 6, 2024
10.20	First Amendment to Executive Employment Agreement dated January 15, 2025, by and between Ryan Pratt and the Company (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC on March, 27 2025).	10-K	000-56238	10.23	March 27, 2025
10.21	Form of Clawback Agreement dated March 25, 2025, by and between Mike John-Williams, Mark Mason, Kellie Chong, John Berg and the Company (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed with the SEC on March, 27 2025).	10-K	000-56238	10.24	March 27, 2025
10.22	Junior Tranche Multi-Draw Note, dated September 5, 2023, issued to Salem Investment Partners V, Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 7, 2023)*	8-K	000-56238	10.2	September 7, 2023

10.23	Amended and Restated Senior Tranche Term Note, dated September 5, 2023, issued to Salem Investment Partners V, Limited Partnership (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 7, 2023)*	8-K	000-56238	10.3	September 7, 2023
10.24	Amended and Restated Junior Tranche Term Note, dated September 5, 2023, issued to Salem Investment Partners V, Limited Partnership (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 7, 2023)*	8-K	000-56238	10.4	September 7, 2023
10.25	First Amendment to the Guerrilla RF, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Appendix A of the Company's Proxy Statement filed with the SEC on April 1, 2025).	DEF 14A	000-56238	Appendix A	April 1, 2025
10.26	Amendment No. 3 to Amended and Restated Loan Agreement, dated December 30, 2025, between the Company and Salem Investment Partners V, Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 31, 2025)	8-K	000-56238	10.1	December 31, 2025
19.1	Insider Trading and Section 16 Reporting Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the SEC on March, 27 2025).	10-K	000-56238	19.1	March 27, 2025
23.1	Consent of FORVIS, LLP, independent registered public accounting firm.					X
31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Mike John-Williams, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Mike John-Williams, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Excess Incentive-Based Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the SEC on March, 27 2025).	10-K	000-56238	97.1	March 27, 2025
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in Inline XBRL and contained in Exhibit 101.					X

+	Indicates a management contract or any compensatory plan, contract, or arrangement.
**	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: March 26, 2026	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan Pratt	Chief Executive Officer, and Chairman of	March 26, 2026
Ryan Pratt	the Board of Directors
(Principal Executive Officer)

/s/ Mike John-Williams	Chief Financial Officer	March 26, 2026
Mike John-Williams	(Principal Accounting and Financial Officer)

/s/ Susan Barkal	Director	March 26, 2026
Susan Barkal

/s/ David Bell	Director	March 26, 2026
David Bell

/s/ James E. Dunn	Director	March 26, 2026
James (Jed) E. Dunn

/s/ William J. Pratt	Director	March 26, 2026
William J. Pratt

/s/ Gary Smith	Director	March 26, 2026
Gary Smith

/s/ Virginia Summerell	Director	March 26, 2026
Virginia Summerell

/s/ Thomas B. Ellis	Director	March 26, 2026
Thomas B. Ellis

/s/ Todd B. Hammer	Director	March 26, 2026
Todd B. Hammer