Form 10-Q
period 2026-03-31
Guerrilla RF, Inc.
filed 2026-05-13
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 12, 2026
Common Stock, $0.0001 par value	10,643,247

GUERRILLA RF, INC.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026

i

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on March 26, 2026.

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025

Assets
Cash	$3,224,482	$4,158,723
Accounts receivable, net	3,950,724	1,809,083
Inventories	1,789,502	1,636,493
Prepaid expenses and other assets, current	698,319	509,832
Total Current Assets	9,663,027	8,114,131

Prepaid expenses and other assets, noncurrent	14,008	10,423
Intangible assets, net	300,134	309,417
Operating lease right-of-use assets	8,096,458	8,340,669
Property, plant, and equipment, net	2,529,857	2,729,311
Total Assets	$20,603,484	$19,503,951

Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts payable and accrued expenses	$2,625,692	$2,388,419
Short-term debt	1,940,179	1,068,544
Warrant liabilities	2,075,266	3,004,416
Operating lease liability, current portion	533,330	534,508
Finance lease liability, current portion	523,398	618,249
Notes payable - related party, current portion	200,000	200,000
Total Current Liabilities	7,897,865	7,814,136

Long-term debt	172,655	225,974
Operating lease liability, noncurrent	4,971,896	5,102,285
Finance lease liability, noncurrent	154,984	212,957
Notes payable - related party, noncurrent	4,302,915	4,300,000
Total Liabilities	17,500,315	17,655,352

Commitments and Contingencies

Series A convertible preferred stock, $0.0001 par value, 22,000 shares authorized, issued and outstanding as of March 31, 2026 and December 31, 2025	20,033,555	20,033,555

Stockholders' Deficit
Undesignated preferred stock, $0.0001 par value, 9,978,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,642,735 and 10,595,638 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,064	1,060
Additional paid-in capital	42,725,751	42,592,790
Accumulated deficit	(59,657,201)	(60,778,806)
Total Stockholders' Deficit	(16,930,386)	(18,184,956)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$20,603,484	$19,503,951

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product	$6,452,865	$4,372,904
Royalties and non-recurring engineering	8,889	-
Total Revenue	6,461,754	4,372,904

Direct product costs	1,945,204	1,702,780

Gross Profit	4,516,550	2,670,124

Operating Expenses:
Research and development	1,983,790	2,492,927
Sales and marketing	1,610,680	1,885,465
General and administrative	968,360	1,453,560
Total Operating Expenses	4,562,830	5,831,952

Operating Loss	(46,280)	(3,161,828)

Other Income (Expenses):
Interest income	21,805	65,629
Interest expense	(204,051)	(210,770)
Change in fair value of warrant liabilities	929,150	(235,896)
Other income	420,981	-
Total Other Income (Expenses), net	1,167,885	(381,037)
Net Income (Loss)	1,121,605	(3,542,865)

Earnings (Loss) Per Common Share - Basic	$0.06	$(0.34)
Earnings (Loss) Per Common Share - Diluted	$0.06	$(0.34)

Weighted Average Common Shares Outstanding - Basic	10,634,012	10,302,895
Weighted Average Common Shares Outstanding - Diluted	17,874,363	10,302,895

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Undesignated Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Deficit
January 1, 2026	$-	$1,060	$42,592,790	$(60,778,806)	$(18,184,956)
Net income	-	-	-	1,121,605	1,121,605
Net settled RSUs	-	-	(649)	-	(649)
Share-based compensation	-	4	133,610	-	133,614
March 31, 2026	$-	$1,064	$42,725,751	$(59,657,201)	$(16,930,386)

	Undesignated Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Deficit
January 1, 2025	$-	$1,024	$41,575,012	$(53,792,500)	$(12,216,464)
Net loss	-	-	-	(3,542,865)	(3,542,865)
Refund of unused offering cost	-	-	5,173	-	5,173
Net settled RSUs	-	-	(3,850)	-	(3,850)
Share-based compensation	-	9	363,902	-	363,911
March 31, 2025	$-	$1,033	$41,940,237	$(57,335,365)	$(15,394,095)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$1,121,605	$(3,542,865)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	326,631	303,228
Share-based compensation	133,614	363,911
Non-cash amortization of debt discount	2,915	-
Change in fair value of warrant liabilities	(929,150)	235,896
Amortization of operating lease ROU assets	244,211	316,225
Changes in assets and liabilities:
Accounts receivable	(2,141,641)	314,978
Inventories	(153,009)	56,788
Prepaid expenses and other assets	90,816	(40,171)
Accounts payable and accrued expenses	181,927	(72,329)
Operating lease liability	(131,567)	(198,848)
Net cash used in operating activities	(1,253,648)	(2,263,187)

Cash flows from investing activities
Purchases of property, plant, and equipment	(63,197)	(47,345)
Net cash used in investing activities	(63,197)	(47,345)

Cash flows from financing activities
Proceeds from notes payable and recourse factoring agreement	2,930,234	2,523,693
Principal payments of notes payable and recourse factoring agreement	(2,196,226)	(1,761,103)
Refund of unused offering cost	-	5,173
Principal payments on finance lease	(152,824)	(187,270)
Repayment of finance agreements	(198,580)	(109,902)
Net cash provided by financing activities	382,604	470,591

Net decrease in cash	(934,241)	(1,839,941)

Cash, beginning of period	4,158,723	7,974,650
Cash, end of period	$3,224,482	$6,134,709

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$200,545	$210,337
Income taxes	$200	$-

Noncash investing and financing transactions:
Property and equipment additions included in accounts payable	$95,716	$120,150
Financing of software	$282,888	$-

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

The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2025 ("2025 Form 10-K").  This report should be read in conjunction with our 2025 Form 10-K that was filed with the SEC on March 26, 2026.  In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2026 and its results of operations, cash flows, and changes in stockholders' deficit for the three months ended March 31, 2026 and 2025.  The results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for any future period or the full year.

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

Reclassification

Certain statement of cash flows amounts within net cash used in operating activities for the three months ended March 31, 2025, have been reclassified to conform to the Company's fiscal 2026 presentation. The reclassifications have no impact on the Company's previously reported net cash used in operating activities or net loss.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrations of Credit Risk and Major Customers

Financial instruments at March 31, 2026, and December 31, 2025 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.  The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC).  To date, the Company has not experienced any losses on its cash deposits.

The Company’s accounts receivable are derived from revenue earned from customers located inside and outside of the U.S.  Major customers are defined as those generating revenue in excess of 10% of the Company’s aggregate annual revenue, as follows:

Major Customers	Revenue		Accounts Receivable
	For the Three Months Ended March 31,		March 31,	December 31,
	2026	2025	2026	2025
Customer A	38%	72%	40%	40%
Customer B	25%	*	22%	43%
Customer C	20%	*	21%	*
Customer D	11%	*	*	*

*Less than 10%

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

The Company has a loan facility (the 'Spectrum Loan Facility') with a specialty lender, Spectrum Commercial Services Company, L.L.C ('Spectrum').  The Spectrum Loan Facility provides for advance payments up to $3.75 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of March 31, 2026 and December 31, 2025 there were $1.4 million and $0.6 million of advances outstanding under the Spectrum Loan Facility respectively, which is included in short-term debt on the unaudited interim condensed consolidated balance sheets. At March 31, 2026 and December 31, 2025, $223 thousand and $13 thousand of excess collateral was due from Spectrum respectively, which is included in accounts receivable on the unaudited interim condensed consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended  March 31, 2026 and 2025, the Company had $0 of revenue from contracts with customers to be recognized over time as the services are delivered to the customer.  Certain nonrecurring engineering service revenues are recognized over time as the services are delivered to the customer.  As of March 31, 2026 and December 31, 2025 the Company had $0 of contractual liabilities where performance obligations have not yet been satisfied. During the three months ended March 31, 2026 and 2025, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

Net Earnings (Loss) Per Share

The Company has two classes of stock, common stock and preferred stock, with the preferred stock constituting a participating security. The Company applies the two-class method required for participating securities in calculating earnings (loss) per common share. Earnings are shared pro rata between the two classes of stock. Basic net (loss) earnings per common share is computed by dividing net (loss) earnings by the weighted average number of common shares outstanding during the period.

Diluted earnings (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants, and the vesting of the restricted stock units which would result in the issuance of additional shares of common stock.

For the three months ended March 31, 2026 and 2025, the Company calculated basic and diluted earnings (loss) per common share as follows:

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$1,121,605	$(3,542,865)
Less: Net income (loss) allocated to participating securities	453,309	-
Net income (loss) attributable to common stockholders	$668,296	$(3,542,865)

Denominator:
Weighted average common shares outstanding - basic	10,634,012	10,302,895

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	15,212	-
Assumed vesting of restricted stock units, treasury stock method	12,024	-
Assumed conversion of Series A convertible preferred stock (if-converted)	7,213,115	-
Weighted average dilutive potential common shares	7,240,351	-

Weighted average common shares outstanding - diluted	17,874,363	10,302,895

Earnings (Loss) per common share - basic	$0.06	$(0.34)
Earnings (Loss) per common share - diluted	$0.06	$(0.34)

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following potentially dilutive securities have been excluded from the computation of diluted shares for the three months ended March 31, 2026 and 2025, as they would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Series A convertible preferred stock	-	7,213,115
Common stock warrants	5,780,955	5,780,955
Restricted stock units	89,434	453,927
Stock options	512,815	343,958
	6,383,204	13,791,955

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liquidity

The Company has historically financed its operations through a combination of commercial debt arrangements and equity financings. The Company has experienced recurring losses and negative operating cash flows since inception.

For the three months ended March 31, 2026 and 2025, the Company reported net income of $1.1 million and a net loss of $3.5 million, respectively. Net cash used in operating activities was $1.3 million for the three months ended March 31, 2026, compared to $2.3 million in the prior year period.

As of March 31, 2026, the Company had cash of $3.2 million and working capital of approximately $1.8 million.

The Company’s primary sources of liquidity include cash on hand and availability under its credit facilities. As of March 31, 2026, the Company maintained a loan facility with Spectrum Commercial Finance with a maximum borrowing capacity of $3.75 million, subject to borrowing base limitations, as further described in Note 5.

Based on current operating plans and available liquidity, management believes that the Company’s existing cash resources, together with availability under its credit facility, will be sufficient to fund operations for at least twelve months from the issuance date of these consolidated financial statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Tax-Improvements to Income Tax Disclosures (Topic 740), which requires enhanced disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. As an emerging growth company, the Company is permitted to defer adoption of ASU 2023-09  for annual periods beginning after December 15, 2025. The Company has adopted this guidance for the year beginning January 1, 2026. The Company does not expect the adoption of ASU 2023‑09 to have an impact on its results of operations, financial position, or cash flows.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. INVENTORIES

Inventories are summarized as follows:

	March 31, 2026	December 31, 2025
	(unaudited)
Raw materials	$525,605	$672,958
Work-in-process	416,392	211,332
Finished goods	847,505	752,203
Inventories, net	$1,789,502	$1,636,493

4. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2026	December 31, 2025
	(unaudited)
Production assets	$3,289,503	$3,189,142
Computer equipment and software	1,101,980	1,079,294
Lab equipment	3,614,190	3,585,835
Office furniture and fixtures	1,484,913	1,484,913
Leasehold improvements	171,257	171,257
Construction in progress	115,012	148,520
	9,776,855	9,658,961
Less accumulated depreciation	(7,246,998)	(6,929,650)
	$2,529,857	$2,729,311

Depreciation and amortization expense was $326,631 and $303,228 for the three months ended March 31, 2026 and 2025, respectively.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. DEBT

Spectrum Loan Facility

On June 1, 2022 (the "Spectrum Effective Date"), the Company entered into the Spectrum Loan Facility with Spectrum. Pursuant to the terms of the Assignment of Accounts and Security Agreement (the “AR Agreement”), Spectrum agreed to advance funds equal to approximately  85% of eligible accounts receivable that are collected by Spectrum under a “lock box” arrangement.  The maximum amount that  may be advanced under the AR Agreement is $3.75 million less any amounts loaned under the Credit Agreement.

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

The Spectrum Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.  As of March 31, 2026, the Company was in compliance with these covenants and restrictions.

The Company has borrowed $1.4 million under the Spectrum Loan Facility as of March 31, 2026.  The Company includes the interest expense of the Spectrum Loan Facility ($35 thousand) as part of its interest expense on its unaudited interim condensed consolidated statements of operations, and the total amount of $1.4 million borrowed under the Spectrum Loan Facility is included as short-term debt on the consolidated balance sheet as of March 31, 2026.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Salem Loan Facility

The Company entered into a loan facility (the “Salem Loan Facility”) with Salem Investment Partners V, Limited Partnership (“Salem”) on  August 11, 2022. It was subsequently amended, with the most recent amendment on December 30, 2025, when the Company entered into Amendment No. 3 to Amended and Restated Loan Agreement (the "2025 Salem Amendment") with Salem, to amend the loan’s maturity date and repayment schedule.  The 2025 Salem Amendment extended the maturity date from December 31, 2028 to December 31, 2029 and the Company incurred a 1% modification fee of $45,000, payable with the final principal payment at maturity. Pursuant to the amended repayment schedule, the Company is required to repay principal in annual installments of $200,000 in the fiscal year ending  December 31, 2026, $1,500,000 in the fiscal year ending  December 31, 2027, $1,500,000 in the fiscal year ending  December 31, 2028, and $1,300,000 in the fiscal year ending  December 31, 2029. The Company determined that the 2025 Salem Amendment should be accounted for as a debt modification and the Company recorded the $45,000 modification fee as deferred debt discount. The Company incurred third-party financing costs of $5,936, which were expensed during the year ended  December 31, 2025. During the three months ended March 31, 2026, the Company amortized $2,915 of deferred debt discount as interest expense and $42,085 remained unamortized.

As of March 31, 2026, the carrying value of the amount financed under the Salem Loan Facility of $4,502,915 approximates its fair value as the interest rate is equal to the Company's market rate for equivalent financing terms.

Summary

As of March 31, 2026, debt is expected to mature as follows:

2026	$2,038,533
2027	1,734,776
2028	1,539,525
2029	1,302,915
Thereafter	-
$6,615,749

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $ 0.0001 as of March 31, 2026 and 2025.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that  may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors  may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through March 31, 2026.

See Note 7 – Share-Based Compensation - Restricted Stock Unit ("RSU") Awards for details regarding RSU grants.

Common Stock Warrants

As of March 31, 2026, the total amount of outstanding common stock warrants is 5,780,955. See Note 8 – Fair Value Measurement – Warrant Liabilities for additional details regarding the Company’s outstanding warrants.

A summary of the warrant activity during the three months ended March 31, 2026 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2026	5,780,955	$4.00
Issued	-	-
Exercised	-	-
Expired	-	-
Canceled	-	-
Outstanding, March 31, 2026	5,780,955	$4.00	3.5	$-

Exercisable, March 31, 2026	5,780,955	$4.00	3.5	$-

The following table presents information related to stock warrants at March 31, 2026:

Warrants Outstanding		Warrants Exercisable

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$2.50	2,071,293	3.5	2,071,293
$3.05	2,885,246	3.9	2,885,246
$7.80	177,490	2.4	177,490
$12.00	646,926	2.3	646,926
	5,780,955	3.5	5,780,955

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series.  There were 22,000 issued and outstanding shares of preferred stock as of March 31, 2026 and  December 31, 2025.

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

In 2021, the Board adopted the Equity Incentive Plan (the “2021 Plan”), which authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, cash awards, and stock bonus awards. As of March 31, 2026, a total of 2,637,818 shares were reserved for issuance under the 2021 Plan, including 2,115,566 shares available for future awards.

The general purpose of the 2014 Plan and the 2021 Plan is to allow the Company to attract and motivate key employees and directors to align their interests with those of the Company’s shareholders.

Stock Option Awards

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Unrecognized compensation costs related to non‐vested options at March 31, 2026 amounted to $109,849, which are expected to be recognized over a weighted average term of 2.81 years.

Stock option activity by share is summarized as follows for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)	Intrinsic Value
Shares underlying outstanding awards at January 1, 2026	603,287	$3.79	7.24
Granted	-	-
Exercised	-	-
Expired		-
Cancelled/forfeited	(3,050)	3.05
Shares underlying outstanding awards at March 31, 2026	600,237	$3.80	6.98	16,618
Exercisable options at March 31, 2026	274,446	$4.50	3.89	16,618

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Unit Awards

The RSUs are subject to the recipient’s continued service through the applicable vesting dates. Unrecognized compensation costs related to non‐vested RSUs at March 31, 2026 amounted to $221,345, which are expected to be recognized over a weighted average term of 0.76 years.

The fair value of each RSU was estimated on the date of grant, based on the weighted average price of the Company's stock.  The Company will issue new shares of common stock to satisfy RSUs upon vesting.  The following table summarizes the RSU activity and weighted averages for share-based awards granted under the terms of the 2021 Plan:

	Three Months Ended March 31, 2026
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	173,253	$4.04
Granted	-	-
Vested	(47,422)	5.46
Cancelled/forfeited	(1,667)	4.06
Outstanding at March 31, 2026	124,164	$3.50

Share-Based Compensation Expense

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded share-based compensation expense in the following expense categories in the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Direct product costs	$13,532	$27,047
Research and development	66,912	83,402
Sales and marketing	29,070	47,462
General and administrative	24,100	206,000
	$133,614	$363,911

No income tax benefits have been recognized in the unaudited interim condensed consolidated statements of operations for share-based compensation arrangements, and no share-based compensation costs have been capitalized as property and equipment through March 31, 2026.

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

The following table summarizes the Black-Scholes assumptions used during the three months ended March 31, 2026:

For the Three Months Ended March 31, 2026
Risk free interest rate	3.68% - 3.87%
Expected term (years)	1.07 - 3.85
Expected volatility	43.38% - 49.35%
Expected dividends	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2026	$3,004,416
Change in fair value of warrant liabilities	(929,150)
Ending balance on March 31, 2026	$2,075,266

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	March 31, 2026	December 31, 2025
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$8,096,458	$8,340,669

Current portion of operating lease liabilities	Operating lease liability, current portion	533,330	534,508
Noncurrent portion of operating lease liabilities	Operating lease liability	4,971,896	5,102,285
Total operating lease liabilities		$5,505,226	$5,636,793

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$595,007	$733,672

Current portion of finance lease liabilities	Finance lease liability, current portion	523,398	618,249
Noncurrent portion of finance lease liabilities	Finance lease liability	154,984	212,957
Total finance lease liabilities		$678,382	$831,206

Lease cost recognized in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating lease cost	$393,700	$482,877

Finance lease cost:
Amortization of lease assets	138,665	188,546
Interest on lease liabilities	15,843	28,387
Total finance lease costs	$154,508	$216,933

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other supplemental information related to leases is summarized as follows:

March 31, 2026
Weighted average remaining lease term (in years):
Operating leases	6.96
Finance leases	1.42

Weighted average discount rate:
Operating leases	11.01%
Finance leases	8.48%

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2026:
Operating cash flows from operating leases	$281,056
Operating cash flows from finance leases	$15,843
Financing cash flows from finance leases	$152,824

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of March 31, 2026 :

	Payments Due by Period
	2026(1)	2027	2028	2029	2030	Thereafter	Total
Operating leases	$836,886	$1,076,140	$1,096,206	$1,116,675	$1,137,552	$2,635,922	$7,899,381
Less present value adjustment	433,945	524,555	460,933	384,684	298,672	291,366	2,394,155
Operating lease liabilities	$402,941	$551,585	$635,273	$731,991	$838,880	$2,344,556	$5,505,226

Finance leases	$495,083	$160,825	$53,628	$14,366	$-	$-	$723,902
Less interest	29,658	11,623	4,059	180	-	-	45,520
Finance lease liabilities	$465,425	$149,202	$49,569	$14,186	$-	$-	$678,382

(1) Amounts are for the remaining nine months ending December 31, 2026.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal

In the ordinary course of business, the Company may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s unaudited interim condensed consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at March 31, 2026, or December 31, 2025.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements.  As a result, no liability for these agreements has been recorded at March 31, 2026, or December 31, 2025.

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

The table below presents the Company’s consolidated operating results including significant segment expenses for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026 (unaudited)	2025 (unaudited)
Revenue	$6,461,754	$4,372,904
Less:
Direct materials	1,323,369	1,179,652
Other direct product costs (a)	621,835	523,128
Gross Profit	4,516,550	2,670,124
Operating Expenses:
Research and development	1,983,790	2,492,927
Sales and marketing	1,610,680	1,885,465
General and administrative	968,360	1,453,560
Total Operating Expenses	4,562,830	5,831,952

Segment Operating Loss	(46,280)	(3,161,828)

Total Other Income (Expense), net	1,167,885	(381,037)
Net Income (Loss) Before Income Taxes	$1,121,605	$(3,542,865)

(a)	Includes shipping costs, intangible amortization and overhead.

11. INCOME TAXES

The Company accounts for income taxes in interim periods using the estimated annual effective tax rate method. Under this method, the Company estimates its annual effective tax rate for the full fiscal year and applies that rate to year-to-date pre-tax income or loss, and records discrete tax items in the period in which they occur. The Company’s effective federal income tax rate for the three months ended March 31, 2026 and 2025 was 0.0% in each period, compared with the U.S. federal statutory rate of 21.0%, primarily due to the full valuation allowance recorded against its deferred tax assets.

The Company continues to assess the realizability of its deferred tax assets at each reporting date. Based on the weight of available evidence, management concluded that it is not more likely than not that the Company’s net deferred tax assets will be realized and, accordingly, the Company continues to maintain a full valuation allowance as of March 31, 2026.

12. RELATED PARTY TRANSACTIONS

As of March 31, 2026 and December 31, 2025, Salem is identified as a related party as a result of having in excess of a 10% beneficial ownership interest in the Company’s common stock. See Note 5 – Debt – for additional details regarding the Salem Loan Facility.

13. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Code.  The Company’s contributions to the plan are at the discretion of executive management with board of directors advisement.  Under the 401(k) plan, the Company may contribute up to four percent (4%) of eligible employee salaries.  The Company made $67,568 and $83,324 of contributions to the plan in the three months ended March 31, 2026 and 2025, respectively.

14. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read together with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on March 26, 2026.

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

FIRST QUARTER FISCAL 2026 FINANCIAL HIGHLIGHTS

● Revenue for the first quarter of fiscal 2026 increased approximately 48% as compared to the first quarter of fiscal 2025, from approximately $4.4 million to $6.5 million. The increase was primarily driven by continued strength in the Company’s core product shipments, reflecting ongoing demand across key end markets and the increase in productions resulting from continuing design wins.

● Gross margin for the first quarter of fiscal 2026 was approximately 69.9% of revenues, as compared to 61.1% in the prior year period. The improvement in gross margin was primarily driven by higher production volumes, improved manufacturing efficiencies, and favorable product mix. Contribution margin remained strong at approximately 79.5%, reflecting the scalability of the Company’s fabless semiconductor model. Over these same periods, overhead expenses increased modestly in absolute dollars but declined as a percentage of revenue, demonstrating improved operating leverage on higher sales volumes.

● Operating loss was approximately $0.04 million for the first quarter of fiscal 2026, as compared to an operating loss of $3.16 million in the first quarter of fiscal 2025, bringing the Company near operating breakeven.  The substantial reduction in operating loss was primarily driven by the increase in revenue and gross profit, combined with continued cost discipline. Total operating expenses decreased approximately 21.9% year-over-year to $4.6 million. Research and development expenses decreased approximately 20.4%, sales and marketing expenses decreased approximately 14.6%, and general and administrative expenses decreased approximately 33.5%, reflecting the Company’s ongoing cost optimization initiatives. As a percentage of revenue, operating expenses declined meaningfully, further evidencing improved operating efficiency.

● Net income for the first quarter of fiscal 2026 was approximately $1.1 million, compared to a net loss of $3.5 million in the prior-year period. The year-over-year improvement reflects stronger operating performance, as well as the impact of certain non-cash and non-operating items, including approximately $0.4 million related to the Employee Retention Tax Credit (ERTC) and changes in the fair value of warrant liabilities.

●  Net income (loss) per share was $0.06 and ($0.34) for the first quarter of fiscal 2026 and 2025, respectively.

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

	Three Months Ended March 31,
	2026 (unaudited)	2025 (unaudited)
Key Metrics
Number of products released	—	8
Number of total products	183	171
Number of products with lifetime revenue exceeding $100 thousand	85	76
Product backlog (in millions)	$8.8	$6.7

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

Operating Expenses

Operating expenses consist primarily of research and development expenses (R&D), sales and marketing expenses, and employee compensation costs for operations management, finance, accounting, information technology, compliance, and human resources personnel.  In addition, general and administrative expenses include non-personnel costs, such as facilities, legal, accounting, and other professional fees, and other supporting corporate expenses not allocated to other departments.  We expect our general and administrative expenses will increase in absolute dollars as our business grows, but we expect general and administrative expenses to continue to decrease as a percent of revenues in the coming years.

R&D expenses consist of costs for the design, development, testing, and enhancement of our products and are generally expensed as incurred.  These costs consist primarily of personnel costs, including salaries, benefits, bonuses, and share-based compensation for our product development personnel.  Research and development expenses also include training costs, product management, third-party partner fees, and third-party consulting fees.  We expect our research and development expenses to increase in absolute dollars as our business grows, but as a percent of revenues, R&D expenses are expected to continue to decrease.

Sales and marketing expenses consist primarily of employee compensation costs related to sales and marketing, including salaries, benefits, bonuses, and share-based compensation, costs of general marketing activities and promotional activities, travel-related expenses, and allocated overhead.  Sales and marketing expenses also include costs for advertising and other marketing activities.  Advertising is expensed as incurred.  As we expand our sales and marketing efforts, we expect our sales and marketing expenses will increase in absolute dollars, but as a percentage of revenues, sales and marketing expenses are expected to continue to decrease.

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

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities is fully attributable to the revaluation of the warrants.

Other Income

Other income includes net proceeds from an employee retention tax credit.

Income Tax Expense

Income tax expense consists of state income taxes incurred during the three months ended March 31, 2026. There were no income taxes incurred in the three months ended March 31, 2025.

Results of Operations

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Revenues	$6,461,754	$4,372,904
Direct product costs	1,945,204	1,702,780
Gross profit	4,516,550	2,670,124
Operating expenses:
Research and development	1,983,790	2,492,927
Sales and marketing	1,610,680	1,885,465
General and administrative	968,360	1,453,560
Total operating expenses	4,562,830	5,831,952
Operating loss	(46,280)	(3,161,828)
Other income (expenses):
Interest income	21,805	65,629
Interest expense	(204,051)	(210,770)
Change in fair value of warrant liabilities	929,150	(235,896)
Other income	420,981	—
Total other income (expenses), net	1,167,885	(381,037)
Net income (loss)	$1,121,605	$(3,542,865)

Comparison of the three months ended March 31, 2026 and 2025 (unaudited):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues	$6,461,754	$4,372,904	2,088,850	48%

Revenues increased $2.1 million, or 48%, to $6.5 million for the three months ended March 31, 2026, compared to $4.4 million for the three months ended March 31, 2025. The increase in revenues was primarily driven by continued strength in the Company’s catalog category, which increased $3.2 million, or 207%, to $4.8 million, reflecting higher volumes across a broad set of end markets and the continued increase in production resulting from prior design wins. This growth was partially offset by a decrease in the Company’s automotive category, which declined $1.2 million, or 53%, to $1.1 million, primarily due to reduced demand in certain legacy automotive programs, including compensator and SDARS applications. Revenue from the Company’s wireless infrastructure category increased modestly by $0.03 million, or 6.2%, to $0.6 million.

The increase in total revenue was also driven by higher shipments of existing products, which increased $2.8 million, or 83%, to $6.3 million for the three months ended March 31, 2026, compared to $3.4 million in the prior year period. This growth reflects the continued conversion of prior design wins into production. New product revenue decreased to $0.2 million, compared to $1.0 million in the prior year period, as fewer new product introductions reached initial production during the current quarter.

We generate revenue from customers located within and outside the United States. Domestic revenue increased $1.1 million, or 32.9%, to $4.3 million, while international revenue increased $1.0 million, or 88.9%, to $2.2 million for the three months ended March 31, 2026, compared to the prior year period. International revenue represented 33.4% of total revenue for the quarter, compared to 26.1% in the prior year period, reflecting continued expansion of the Company’s global distribution footprint.

Beginning in the first quarter of 2026, the Company updated its internal market categorizations to better reflect customer end-market exposure. Market revenue information for prior periods has been recast to conform to the current presentation to provide meaningful period-to-period comparisons. This change did not affect total revenue, net loss, or any amounts reported in the consolidated financial statements.

Direct Product Costs and Gross Profit

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Direct product costs	$1,945,204	$1,702,780	242,424	14%
Gross profit	$4,516,550	$2,670,124	1,846,426	69%

Direct product costs increased $0.2 million, or 14%, to $1.9 million for the three months ended March 31, 2026, compared to $1.7 million for the three months ended March 31, 2025. The increase in direct product costs was significantly lower than the 47.6% increase in revenues over the same period, reflecting improved revenue leverage and favorable product mix.

Gross profit increased $1.8 million, or 69%, to $4.5 million for the three months ended March 31, 2026, compared to $2.7 million for the prior year period. Gross margin expanded to approximately 69.9% for the three months ended March 31, 2026, compared to 61.1% in the prior year period, representing an increase of approximately 890 basis points.

The improvement in gross margin was primarily driven by higher revenue volumes and the improved overhead absorption, as well as a favorable shift in product mix toward higher margin catalog products. Direct product costs as a percentage of revenue declined meaningfully, reflecting the scalability of the Company’s fabless semiconductor model and continued supply chain discipline.

Overall, the Company’s gross profit performance demonstrates strong operating leverage as incremental revenue gains continue to convert at a high contribution margin, consistent with expectations for analog and RF semiconductor companies operating at increasing scale.

Research and Development Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Research and development	$1,983,790	$2,492,927	(509,137)	(20)%

Research and development expenses decreased $0.5 million, or 20%, to $2.0 million for the three months ended March 31, 2026, compared to $2.5 million for the three months ended March 31, 2025. The decrease was primarily attributable to ongoing expense reduction initiatives and year-over-year headcount rationalization efforts implemented across the organization.

Despite the reduction in absolute spending, the Company continues to prioritize investments in key product development programs aligned with its strategic roadmap, while driving improved efficiency in engineering resources.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Sales and marketing	$1,610,680	$1,885,465	(274,785)	(15)%

Sales and marketing expenses decreased $0.3 million, or 15%, to $1.6 million for the three months ended March 31, 2026 compared to $1.9 million for the three months ended March 31, 2025. The decrease was primarily driven by ongoing cost reduction initiatives and lower personnel-related expenses as a result of headcount rationalization.

Additional reductions were achieved through tighter controls over discretionary spending, including travel and marketing-related activities, while maintaining support for key customer engagements and revenue-generating programs.

General and Administrative Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
General and administrative expenses	$968,360	$1,453,560	(485,200)	(33)%

General and administrative expenses decreased $0.5 million, or 33%, to $1.0 million for the three months ended March 31, 2026, compared to $1.5 million for the three months ended March 31, 2025. The decrease was primarily attributable to continued execution of the Company’s cost reduction initiatives, including headcount rationalization and reductions in professional services and other administrative expenses.

The Company continues to align its general and administrative cost structure with current operating levels, while maintaining the necessary infrastructure to support its growth and public company requirements.

Other Income (Expenses)

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Interest income	$21,805	$65,629	$(43,824)	(67)%
Interest expense	$(204,051)	$(210,770)	$6,719	(3)%
Change in fair value of warrant liabilities	$929,150	$(235,896)	$1,165,046	(494)%
Other income	$420,981	$-	$420,981	0%
Total other income (expenses), net	$1,167,885	$(381,037)	$1,548,922	(407)%

Interest expense remained unchanged at $0.2 million for the three months ended March 31, 2026 and 2025.

During the three months ended March 31, 2026 , the Company recorded a gain on change in fair value of warrant liabilities of $0.9 million as compared to a loss on the change in fair value of warrant liabilities of $0.2 million during the three months ended March 31, 2025, which represented a net change of $1.2 million. The changes are the result of the remeasurement of the Historical Warrants and the North Run Warrants that are accounted for as liabilities and carried at fair value at March 31, 2026 and 2025.

Other income increased $0.4 million primarily due to the ERTC received during the three months ended March 31, 2026.  In addition, during the three months end March 31, 2026, the Company had interest income of $0.02 million compared to $0.07 million in the comparable period of 2025.

Liquidity and Capital Resources

Our primary sources of liquidity have been proceeds from private placements and borrowings under our credit facilities. As of March 31, 2026, we had cash and cash equivalents of $3.2 million. We also have two loan facilities, one of which is for up to $3.75 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our unaudited condensed consolidated financial statements), and the other of which is a $4.5 million term loan with a different lender (referred to as the Salem Loan Facility, also described in Note 5 to our unaudited condensed consolidated financial statements).

During 2024, we completed two private placement financings. On March 28, 2024, we completed a private placement that resulted in net cash proceeds of approximately $3.0 million, after expenses and the conversion of existing debt. On August 5, 2024, we completed an additional private placement generating net proceeds of approximately $21.6 million.

As of March 31, 2026, we had approximately $1.4 million outstanding under the Spectrum Loan Facility and $4.5 million outstanding under the Salem Loan Facility.

As discussed in Note 1 to our consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $59.7 million as of March 31, 2026. While we generated positive operating cash flow during the second half of 2025, cash flows from operating activities for the three months ended March 31, 2026 were negative, albeit significantly improved compared to the three months ended March 31, 2025.

We expect to continue investing in research and development, sales and marketing, and administrative infrastructure. Management continues to focus on cost control, margin improvement, and capital efficiency.

Based on current operating plans, existing cash balances, and availability under the Spectrum Loan Facility, we believe that our liquidity will be sufficient to fund operations for at least the next twelve months from the issuance date of these financial statements. However, this assessment is based on current forecasts and assumptions, and there can be no assurance that we will not require additional capital. We may seek to raise additional funds through equity, debt financings, or other sources as market conditions permit.

The following table summarizes our sources and uses of cash for each of the periods presented.

Cash (used in) provided by:

	Three Months Ended March 31,
	2026	2025

Operating activities	$(1,253,648)	$(2,263,187)
Investing activities	(63,197)	(47,345)
Financing activities	382,604	470,591
Net increase (decrease) in cash	$(934,241)	$(1,839,941)

Operating Activities

Cash used in operating activities was $1.3 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.

Cash used in operating activities for the three months ended March 31, 2026 was principally due to our net income of $1.1 million, a decrease in non-cash items of $0.2 million, and a decrease in working capital of $2.2 million. For the three months ended March 31, 2026, non-cash items that were a part of the net operating income included depreciation and amortization of $0.3 million, share-based compensation of $0.1 million, and operating lease expense of $0.2 million, which were more than offset by a decrease in the change in the fair value of warrant liabilities of $0.9 million.

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

Investing Activities

Cash used in investing activities was $0.06 million and $0.04 million for the three months ended March 31, 2026 and 2025, respectively.  Cash used in investing activities resulted from capital expenditures on property and equipment in the three months ended March 31, 2026 and 2025.

Financing Activities

Cash provided in financing activities for the three months ended March 31, 2026 of $0.3 million was due to $0.4 million of payments related to finance leases and finance agreements, which was more than offset by $0.7 million of additional net debt financing and a refund of used offering cost.

Cash provided by financing activities for the three months ended March 31, 2025 of $0.5 million was due to $0.8 million of additional net debt financing, partially offset by $0.3 million of payments related to finance leases and insurance premiums.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of March 31, 2026 (unaudited).

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$1,234,786	$1,234,786	$—	$—	$—
Short-term notes	200,000	200,000	—	—	—
Long-term notes	4,302,915	—	4,302,915	—	—
Long-term debt	172,655	—	172,655	—	—
Short-term debt	1,940,179	1,940,179	—	—	—
Operating lease obligations	5,505,226	533,330	1,788,460	3,183,436	—
Finance lease obligations	678,382	523,398	154,984	—	—
Total	$14,034,143	$4,431,693	$6,419,014	$3,183,436	$—

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Other than as described under Note 2 to our audited consolidated financial statements and as described above, the Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026, have not materially changed.

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

ITEM 4. CONTROLS AND PROCEDURES.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Form 10-Q.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of  March 31, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION.

Trading Arrangements of Section 16 Reporting Persons

During the quarter ended March 31, 2026 no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common stock (i.e. directors, certain large shareholders and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on April 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2023).	8-K	000-56238	3.1	April 14, 2023
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 2, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2024).	8-K	000-56238	3.1	May 3, 2024
3.4	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	3.1	August 6, 2024
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
4.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 3, 2023)	8-K	000-56238	10.2	January 3, 2023
4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.2	April 1, 2024
4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	4.1	August 6, 2024
31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Mike John-Williams, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Mike John-Williams, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101.	X

+ Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: May 13, 2026	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

GUERRILLA RF, INC.

Date: May 13, 2026	By:	/s/ Mike John-Williams
Mike John-Williams Chief Financial Officer (principal financial officer)