Form 10-Q
period 2026-06-30
Guerrilla RF, Inc.
filed 2026-08-12
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 11, 2026
Common Stock, $0.0001 par value	10,698,651

GUERRILLA RF, INC.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026

i

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

Monolithic microwave integrated circuit (MMIC) — Semiconductor devices that integrate multiple radio frequency functions, such as amplification and signal conditioning, onto a single chip.

RF — Radio frequency.

Satellite Digital Audio Radio Service (SDAR)  — Satellite-based digital radio broadcasting technology that delivers subscription audio programming to vehicles and other receivers.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025

Assets
Cash	$4,557,784	$4,158,723
Accounts receivable, net	3,004,412	1,809,083
Inventories	2,197,105	1,636,493
Prepaid expenses and other assets, current	455,619	509,832
Total Current Assets	10,214,920	8,114,131

Prepaid expenses and other assets, noncurrent	81,473	10,423
Intangible assets, net	290,852	309,417
Operating lease right-of-use assets	7,850,246	8,340,669
Property, plant, and equipment, net	2,351,510	2,729,311
Total Assets	$20,789,001	$19,503,951

Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts payable and accrued expenses	$2,880,659	$2,388,419
Short-term debt	1,104,327	1,068,544
Warrant liabilities	5,073,547	3,004,416
Operating lease liability, current portion	532,456	534,508
Finance lease liability, current portion	416,984	618,249
Notes payable - related party, current portion	200,000	200,000
Total Current Liabilities	10,207,973	7,814,136

Long-term debt	122,174	225,974
Operating lease liability, noncurrent	4,834,378	5,102,285
Finance lease liability, noncurrent	109,322	212,957
Notes payable - related party, noncurrent	4,305,921	4,300,000
Total Liabilities	19,579,768	17,655,352

Commitments and Contingencies

Series A convertible preferred stock, $0.0001 par value, 22,000 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025	20,033,555	20,033,555

Stockholders' Deficit
Undesignated preferred stock, $0.0001 par value, 9,978,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,698,139 and 10,595,638 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,070	1,060
Additional paid-in capital	43,064,670	42,592,790
Accumulated deficit	(61,890,062)	(60,778,806)
Total Stockholders' Deficit	(18,824,322)	(18,184,956)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$20,789,001	$19,503,951

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product	$8,011,610	$5,282,449	$14,464,475	$9,655,353
Royalties and non-recurring engineering	-	86,698	8,889	86,698
Total Revenue	8,011,610	5,369,147	14,473,364	9,742,051

Direct product costs	2,330,512	1,884,804	4,275,716	3,587,584

Gross Profit	5,681,098	3,484,343	10,197,648	6,154,467

Operating Expenses:
Research and development	2,073,444	2,169,789	4,057,234	4,662,716
Sales and marketing	1,511,340	1,483,897	3,122,020	3,369,362
General and administrative	1,132,744	1,185,731	2,101,104	2,639,291
Total Operating Expenses	4,717,528	4,839,417	9,280,358	10,671,369

Operating Income (Loss)	963,570	(1,355,074)	917,290	(4,516,902)

Other Income (Expenses):
Interest income	21,250	49,156	43,055	114,785
Interest expense	(218,592)	(242,289)	(422,643)	(453,059)
Change in fair value of warrant liabilities	(2,998,281)	1,079,717	(2,069,131)	843,821
Other income (expense)	(808)	(2,252)	420,173	(2,252)
Total Other Income (Expenses), net	(3,196,431)	884,332	(2,028,546)	503,295
Net Loss	(2,232,861)	(470,742)	(1,111,256)	(4,013,607)

Net Loss Per Share - Basic and Diluted	$(0.21)	$(0.05)	$(0.10)	$(0.39)

Weighted Average Common Shares Outstanding - Basic and Diluted	10,649,162	10,381,182	10,641,629	10,342,255

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Undesignated Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Deficit
January 1, 2026	$-	$1,060	$42,592,790	$(60,778,806)	$(18,184,956)
Net income	-	-	-	1,121,605	1,121,605
Net settled RSUs	-	-	(649)	-	(649)
Share-based compensation	-	4	133,610	-	133,614
March 31, 2026	$-	$1,064	$42,725,751	$(59,657,201)	$(16,930,386)
Net loss	-	-	-	(2,232,861)	(2,232,861)
Stock options exercised	-	4	106,269	-	106,273
Net settled RSUs	-	-	(2,502)	-	(2,502)
Share-based compensation	-	2	235,152	-	235,154
June 30, 2026	$-	$1,070	$43,064,670	$(61,890,062)	$(18,824,322)

	Undesignated Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Deficit
January 1, 2025	$-	$1,024	$41,575,012	$(53,792,500)	$(12,216,464)
Net loss	-	-	-	(3,542,865)	(3,542,865)
Refund of unused offering cost	-	-	5,173	-	5,173
Net settled RSUs	-	-	(3,850)	-	(3,850)
Share-based compensation	-	9	363,902	-	363,911
March 31, 2025	$-	$1,033	$41,940,237	$(57,335,365)	$(15,394,095)
Net loss	-	-	-	(470,742)	(470,742)
Refund of unused offering cost	-	-	24,829	-	24,829
Net settled RSUs	-	-	(4,477)	-	(4,477)
Share-based compensation	-	19	271,381	-	271,400
June 30, 2025	$-	$1,052	$42,231,970	$(57,806,107)	$(15,573,085)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(1,111,256)	$(4,013,607)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	664,082	589,803
Share-based compensation	368,768	635,311
Non-cash amortization of debt discount	5,921	-
Change in fair value of warrant liabilities	2,069,131	(843,821)
Amortization of operating lease ROU assets	490,423	628,656
Changes in assets and liabilities:
Accounts receivable	(1,195,329)	(247,296)
Inventories	(560,612)	74,676
Prepaid expenses and other assets	266,051	(20,440)
Accounts payable and accrued expenses	445,691	108,814
Operating lease liability	(269,959)	(398,236)
Deferred revenue	-	140,767
Net cash provided by (used in) operating activities	1,172,911	(3,345,373)

Cash flows from investing activities
Purchases of property, plant, and equipment	(224,318)	(558,993)
Net cash used in investing activities	(224,318)	(558,993)

Cash flows from financing activities
Proceeds from notes payable and recourse factoring agreement	6,171,635	6,493,843
Principal payments of notes payable and recourse factoring agreement	(6,150,307)	(5,205,048)
Refund of unused offering cost	-	30,002
Proceeds from exercise of stock options	106,273	-
Principal payments on finance lease	(304,900)	(349,547)
Repayments of long- and short-term debt	(372,233)	(225,721)
Net cash provided by (used in) financing activities	(549,532)	743,529

Net increase (decrease) in cash	399,061	(3,160,837)

Cash, beginning of period	4,158,723	7,974,650
Cash, end of period	$4,557,784	$4,813,813

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$417,373	$450,736
Income taxes	$200	$-

Noncash investing and financing transactions:
Modifications of finance leases	$-	$5,953
Property and equipment additions included in accounts payable	$84,417	$365,193
Software financed through short-term debt	$282,888	$270,108

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

The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2025 ("2025 Form 10-K").  This report should be read in conjunction with our 2025 Form 10-K that was filed with the SEC on March 26, 2026.  In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2026 and its results of operations and changes in stockholders' deficit for the three and six months ended June 30, 2026 and 2025 and  its cash flows for the six months ended June 30, 2026 and 2025.  The results for the three and/or six months ended June 30, 2026 are not necessarily indicative of the results expected for any future period or the full year.

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

Reclassification

Certain statement of cash flows amounts within net cash used in operating activities for the six months ended June 30, 2025, have been reclassified to conform to the Company's fiscal 2026 presentation. The reclassifications have no impact on the Company's previously reported net cash used in operating activities or net loss.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrations of Credit Risk and Major Customers

Financial instruments at June 30, 2026, and December 31, 2025 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.  The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC).  To date, the Company has not experienced any losses on its cash deposits.

The Company’s accounts receivable are derived from revenue earned from customers located inside and outside of the U.S.  Major customers are defined as those generating revenue in excess of 10% of the Company’s aggregate annual revenue, as follows:

Major Customers	Revenue		Revenue		Accounts Receivable
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Customer A	51%	72%	45%	72%	68%	40%
Customer B	20%	*	22%	*	*	43%
Customer C	11%	*	11%	*	*	*
Customer D	*	*	13%	*	*	*

*Less than 10%

Accounts Receivable

Accounts receivable primarily relate to amounts due from customers, which are typically due within 30 to 45 days.  Accounts receivable also include royalty revenue from our two royalty agreements.  The Company provides credit to its customers in the ordinary course of business and evaluates the need for a provision to be added to its allowance for expected credit losses.  The allowance represents the Company’s best estimate of expected credit losses it may experience in the Company’s accounts receivable portfolio.  Management estimates the allowance for expected credit losses based on an ongoing review of existing economic conditions, the financial conditions of the customers, historical trends in credit losses, and the amount and age of past due accounts. The Company does not require its customers to provide collateral or other security for amounts due to the Company under its accounts receivable. To reduce credit risk with accounts receivable, the Company performs ongoing evaluations of its customers’ financial condition. The Company establishes an allowance for expected credit losses and other customer claims.  Historically, such losses have been immaterial and within management's expectations; therefore, the Company does not currently have an allowance for expected credit losses.

The Company has a loan facility (the 'Spectrum Loan Facility') with a specialty lender, Spectrum Commercial Services Company, L.L.C ('Spectrum').  The Spectrum Loan Facility provides for advance payments up to $3.75 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of June 30, 2026 and December 31, 2025 there were $0.7 million and $0.6 million of advances outstanding under the Spectrum Loan Facility respectively, which is included in short-term debt on the unaudited interim condensed consolidated balance sheets. At June 30, 2026 and December 31, 2025, $227 thousand and $13 thousand of excess collateral was due from Spectrum respectively, which is included in accounts receivable on the unaudited interim condensed consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three and six months ended June 30, 2026 and 2025, the Company had $0 and $200 thousand, respectively, of revenue from contracts with customers to be recognized over time as the services are delivered to the customer.  Certain nonrecurring engineering service revenues are recognized over time as the services are delivered to the customer.  As of June 30, 2026 and December 31, 2025 the Company had $0 and $141 thousand, respectively, of contract liabilities where performance obligations have not yet been satisfied. During the three and six months ended June 30, 2026 and 2025, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as options and warrants, and the vesting of the restricted stock units which would result in the issuance of incremental shares of common stock. The Company has two classes of stock, common stock and preferred stock, with the preferred stock not participating in losses.

The following potentially dilutive securities have been excluded from the computation of diluted shares for the three and six months ended June 30, 2026 and 2025, as they would be anti-dilutive:

	Three and Six Months Ended June 30,
	2026	2025
Series A convertible preferred stock	7,213,115	7,213,115
Common stock warrants	5,780,955	5,780,955
Restricted stock units	103,650	252,610
Stock options	810,636	306,211
	13,908,356	13,552,891

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

See Note 8 – Fair Value Measurement for additional details regarding the valuation technique and assumptions used in valuing Level 3 inputs.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liquidity

The Company has historically financed its operations through a combination of commercial debt arrangements and equity financings. The Company has historically experienced recurring losses and negative operating cash flows since inception.

For the six months ended June  30, 2026 and 2025, the Company reported net loss of $1.1 million and $4.0 million, respectively.
Net cash provided by operating activities was $1.2 million for the six months ended June 30, 2026, compared to net cash used in operating activities of $3.3 million in the prior year period.

As of June  30, 2026, the Company had cash of $4.6 million.

The Company’s primary sources of liquidity include cash on hand and availability under its credit facilities. As of June  30, 2026, the Company maintained a loan facility with Spectrum Commercial Finance with a maximum borrowing capacity of $3.75 million, subject to borrowing base limitations, as further described in Note 5.

Based on current operating plans and available liquidity, management believes that the Company’s existing cash resources, together with availability under its credit facility, will be sufficient to fund operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Tax-Improvements to Income Tax Disclosures (Topic 740), which requires enhanced disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. As an emerging growth company, the Company is permitted to defer adoption of ASU 2023-09  for annual periods beginning after December 15, 2025. The Company has adopted this guidance for the year beginning January 1, 2026. The adoption of ASU 2023‑09 did not have an impact on the Company's results of operations, financial position, or cash flows.

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

In July 2025, the FASB issued ASU 2025-05, "Measurement of Credit Losses for Accounts Receivable and Contract Assets." ASU 2025-05 amends ASC Subtopic 326-20 to provide a practical expedient for all entities and an accounting policy election for entities other than public business entities, that elect the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 addresses concerns from stakeholders that estimating expected credit losses can be costly and complex for such transactions. ASU 2025-05 is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and is applied prospectively. Because ASU 2025-05 has a single effective date applicable to all entities, the Company's status as an emerging growth company does not defer its adoption. Accordingly, ASU 2025-05 became effective for the Company on January 1, 2026, including interim periods within the year ending December 31, 2026. As a public business entity, the Company is not eligible for the accounting policy election available to entities other than public business entities. The Company elected the practical expedient, and the adoption of ASU 2025-05 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on its unaudited interim condensed consolidated financial statements.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. INVENTORIES

Inventories are summarized as follows:

	June 30, 2026
	(unaudited)	December 31, 2025
Raw materials	$595,747	$672,958
Work-in-process	332,699	211,332
Finished goods	1,268,659	752,203
Inventories	$2,197,105	$1,636,493

4. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2026
	(unaudited)	December 31, 2025
Production assets	$3,474,705	$3,189,142
Computer equipment and software	1,109,182	1,079,294
Lab equipment	3,614,190	3,585,835
Office furniture and fixtures	1,484,913	1,484,913
Leasehold improvements	171,257	171,257
Construction in progress	72,429	148,520
	9,926,676	9,658,961
Less accumulated depreciation	(7,575,166)	(6,929,650)
	$2,351,510	$2,729,311

Depreciation and amortization expense was $664,082 and $589,803 for the six months ended June 30, 2026 and 2025, respectively. Depreciation and amortization expense was $337,451 and $286,575 for the three months ended June 30, 2026 and 2025, respectively.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. DEBT

Spectrum Loan Facility

On June 1, 2022 (the "Spectrum Effective Date"), the Company entered into the Spectrum Loan Facility with Spectrum. Pursuant to the terms of the Assignment of Accounts and Security Agreement, as amended (the “AR Agreement”), Spectrum agreed to advance funds equal to approximately  85% of eligible accounts receivable that are collected by Spectrum under a “lock box” arrangement.  The maximum amount that  may be advanced under the AR Agreement is $3.75 million less any amounts loaned under the Credit Agreement.

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

On June 10, 2026, the Company entered into the Second Amendment to the Spectrum Loan Facility, which (i) reduced the annual facility fee from 37,500 to $28,125, (ii) extended the term through May 31, 2028 (subject to automatic 24-month renewals), (iii) revised the eligibility and customer-concentration criteria for eligible accounts, and (iv) revised the definitions of the minimum monthly fee and required reserve amount and the timing of reserve remittances. The maximum advance capacity remained $3.75 million.

In addition to annual facility fees of $28,125 and other quarterly and transaction fees payable to Spectrum, interest accrues on amounts owed under the Spectrum Loan Facility at the prime rate as quoted by the Wall Street Journal plus 3.5%, but in no event lower than 7.0%.

The Spectrum Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.  As of June 30, 2026, the Company was in compliance with these covenants and restrictions.

The Company has borrowed $0.7 million under the Spectrum Loan Facility as of June 30, 2026.  The Company includes the interest expense of the Spectrum Loan Facility ($51 thousand) as part of its interest expense on its unaudited interim condensed consolidated statements of operations, and the total amount of $0.7 million and $0.6 million borrowed under the Spectrum Loan Facility are included as short-term debt on the consolidated balance sheet as of June 30, 2026 and December 31, 2025, respectively.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Salem Loan Facility

The Company entered into a loan facility (the “Salem Loan Facility”) with Salem Investment Partners V, Limited Partnership (“Salem”) on  August 11, 2022. It was subsequently amended, with the most recent amendment on December 30, 2025, when the Company entered into Amendment No. 3 to Amended and Restated Loan Agreement (the "2025 Salem Amendment") with Salem, to amend the loan’s maturity date and repayment schedule.  The 2025 Salem Amendment extended the maturity date from December 31, 2028 to December 31, 2029 and the Company incurred a 1% modification fee of $45,000, payable with the final principal payment at maturity. Pursuant to the amended repayment schedule, the Company is required to repay principal in annual installments of $200,000 in the fiscal year ending  December 31, 2026, $1,500,000 in the fiscal year ending  December 31, 2027, $1,500,000 in the fiscal year ending  December 31, 2028, and $1,300,000 in the fiscal year ending  December 31, 2029. The Company determined that the 2025 Salem Amendment should be accounted for as a debt modification and the Company recorded the $45,000 modification fee as deferred debt discount. The Company incurred third-party financing costs of $5,936, which were expensed during the year ended  December 31, 2025. During the three and six months ended June 30, 2026, the Company amortized $3,006 and $5,921, respectively, of deferred debt discount as interest expense and $39,079 remained unamortized.

Salem is a related party of the Company because it holds in excess of a 10% beneficial ownership interest in the Company's common stock. Accordingly, borrowings under the Salem Loan Facility are presented as notes payable – related party on the condensed consolidated balance sheet. See Note 12 - Related Party Transactions.

Borrowings under the Salem Loan Facility bear interest at a stated rate of 12.0% per annum, computed on a 360-day year and payable monthly in arrears. As of June 30, 2026, the carrying value of the amount financed under the Salem Loan Facility of $4,505,921 is reflected on the condensed consolidated balance sheet within Notes Payable - related party, current portion ($200,000) and within Notes Payable - related party, noncurrent ($4,305,921), and approximates its fair value as the stated interest rate approximates the Company's market rate for equivalent financing terms.

Summary

As of June 30, 2026, debt is expected to mature as follows:

2026	$1,152,200
2027	1,734,776
2028	1,539,525
2029	1,305,921
$5,732,422

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $ 0.0001 as of June 30, 2026 and December 31, 2025.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that  may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors  may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through June 30, 2026.

See Note 7 – Share-Based Compensation - Restricted Stock Unit ("RSU") Awards for details regarding RSU grants.

Common Stock Warrants

As of June 30, 2026, the total amount of outstanding common stock warrants is 5,780,955. See Note 8 – Fair Value Measurement – Warrant Liabilities for additional details regarding the Company’s outstanding warrants.

A summary of the warrant activity during the six months ended June 30, 2026 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2026	5,780,955	$4.00
Issued	-	-
Exercised	-	-
Expired	-	-
Canceled	-	-
Outstanding, June 30, 2026	5,780,955	$4.00	3.2	$579,962

Exercisable, June 30, 2026	5,780,955	$4.00	3.2	$579,962

The following table presents information related to stock warrants at June 30, 2026:

Warrants Outstanding		Warrants Exercisable

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$2.50	2,071,293	3.2	2,071,293
$3.05	2,885,246	3.6	2,885,246
$7.80	177,490	1.7	177,490
$12.00	646,926	2.0	646,926
	5,780,955	3.2	5,780,955

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series.  There were 22,000 issued and outstanding shares of preferred stock as of June 30, 2026 and  December 31, 2025.

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

The Series A convertible preferred stock is subject to automatic redemption for cash upon a “Fundamental Transaction” by the Company, which includes a merger, sale of all or substantially all the assets of the Company, recapitalization, or the sale of more than 50% of the voting stock of the Company which results in the Series A convertible preferred stock being classified as temporary equity. Because redemption upon a Fundamental Transaction is an event that is not solely within the Company's control, the Series A convertible preferred stock is classified as temporary equity, outside of permanent stockholders' deficit, in accordance with ASC 480-10-S99. In such event, the redemption price would be equal to the greater of the stated value of the Series A convertible preferred stock or the consideration per share of common stock in the Fundamental Transaction (or in the absence of such consideration, the volume-weighted average price of the Company’s common stock immediately preceding the closing of the Fundamental Transaction). Based on the stated value of $1,000 per share, the aggregate redemption amount of the Series A convertible preferred stock was $22.0 million as of June 30, 2026 and December 31, 2025, which exceeds its carrying value of $20.0 million. Additionally, after analyzing the cashless exercise provision within the North Run Warrants, the Company has determined that the North Run Warrants are classified as liabilities to be carried at fair value (See Note 8 – Fair Value Measurement – Warrant Liabilities for additional details). As a result, the Company allocated the gross proceeds and offering costs to the Preferred Shares and the North Run Warrants on a fair value basis.  As a result, the Company recorded approximately $20.4 million of gross proceeds, which was partially offset by $403 thousand of offering costs, with a credit to temporary equity to account for the Preferred Shares.  Additionally, the Company initially recorded a warrant liability of approximately $1.6 million to account for the North Run Warrants, and expensed approximately $31 thousand of offering costs which were allocated to the North Run Warrants. The Company has not made any adjustments to the carrying value of the Series A convertible preferred stock to reflect the redemption value of the shares upon a change of control because the Company has determined that a change of control event is not probable of occurring.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. SHARE-BASED COMPENSATION

In 2014, the Company adopted the Long‐Term Stock Incentive Plan (the “2014 Plan”). No further awards may be granted under the 2014 Plan. As of June 30, 2026, a total of 195,699 shares were reserved for issuance upon the exercise of outstanding options previously granted under the 2014 Plan.

In 2021, the Board adopted the Equity Incentive Plan (the “2021 Plan”), which authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, cash awards, and stock bonus awards. As of June 30, 2026, a total of 2,590,765 shares were reserved for issuance under the 2021 Plan, including 1,870,277 shares available for future awards.

The general purpose of the 2014 Plan and the 2021 Plan is to allow the Company to attract and motivate key employees and directors to align their interests with those of the Company’s shareholders.

Stock Option Awards

For the three and six months ended June 30, 2026 and 2025, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

Three and Six Months Ended June 30,
	2026	2025
Expected term (in years)	5.00 - 6.11	—
Expected volatility	42.63% - 54.18%	—
Risk-free rate	4.26% - 4.43%	—
Dividend rate	—	—

The value of stock options is recognized as compensation expense using the straight-line method over the vesting period. Unrecognized compensation costs related to non‐vested options at June 30, 2026 amounted to $195,116, which is expected to be recognized over a weighted average term of 3.32 years.

Stock option activity is summarized as follows for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)	Intrinsic Value
Shares underlying outstanding awards at January 1, 2026	603,287	$3.79	7.24
Granted	250,000	4.53
Exercised	(37,405)	2.84
Expired	(295)	10.91
Cancelled/forfeited	(4,951)	3.31
Shares underlying outstanding awards at June 30, 2026	810,636	$4.06	7.61	$140,033
Exercisable options at June 30, 2026	445,083	$3.99	6.04	$139,800

In the three months ended June 30, 2026, the Company granted 125,000 stock options to board members. These stock options vested immediately and have an exercise price of $3.05 per share. The Company also granted 125,000 stock options to employees. These stock options vest equally over four years and have an exercise price of $6.00.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Unit Awards

The RSUs are subject to the recipient’s continued service through the applicable vesting date(s). Unrecognized compensation cost related to non‐vested RSUs at June 30, 2026 amounted to $108,362 which is expected to be recognized over a weighted average term of 0.78 years.

The fair value of each RSU was estimated on the date of grant, based on the weighted average price of the Company's stock.  The Company will issue new shares of common stock to satisfy RSUs upon vesting.  The following table summarizes the RSU activity and weighted averages for share-based awards granted under the terms of the 2021 Plan:

	Six Months Ended June 30, 2026
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	173,253	$4.04
Granted	-	-
Vested	(47,422)	5.46
Cancelled/forfeited	(1,667)	4.06
Outstanding at March 31, 2026	124,164	$3.50
Granted	-	-
Vested	(18,847)	2.41
Cancelled/forfeited	(1,667)	4.06
Outstanding at June 30, 2026	103,650	$3.69

Share-Based Compensation Expense

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded share-based compensation expense in the following expense categories in the unaudited interim condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct product costs	$13,817	$25,601	$27,349	$52,648
Research and development	64,971	86,632	131,883	170,034
Sales and marketing	26,278	42,722	55,347	90,184
General and administrative	130,088	116,445	154,189	322,445
	$235,154	$271,400	$368,768	$635,311

No income tax benefits have been recognized in the unaudited interim condensed consolidated statements of operations for share-based compensation arrangements, and no share-based compensation costs have been capitalized as property and equipment through June 30, 2026.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. FAIR VALUE MEASUREMENT

Warrant Liabilities

The Company determined that the North Run Warrants should be accounted for as Level 3 warrant liabilities and carried at their fair value computed using a Black-Scholes call option model.

In connection with the North Run Private Placement, the Company determined it should classify warrants to purchase an aggregate 2,895,709 shares of common stock (the “Historical Warrants”)  as Level 3 warrant liabilities and carried at fair value using a Black-Scholes call option model pursuant to the analysis of a certain tender offer provision (the “Tender Offer Provision”) within the Historical Warrants wherein, in the event of a cash tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of the Company’s common shares, all holders of the warrants would be entitled to receive cash for their warrants.

The following table summarizes the Black-Scholes assumptions used during the three and six months ended June 30, 2026:

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Risk free interest rate	3.92% - 4.17%	3.68% - 4.17%
Expected term (years)	0.31 - 3.60	0.31 - 3.85
Expected volatility	43.96% - 61.98%	43.38% - 61.98%
Expected dividends	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2026	$3,004,416
Change in fair value of warrant liabilities	2,069,131
Ending balance on June 30, 2026	$5,073,547

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

The Company has entered into leases primarily for real estate and equipment used in research and development.  Operating lease expense is recognized in continuing operations as a single lease cost on a straight-line basis over the lease term.  Financing lease expense is comprised of both interest expense, which is recognized using the effective interest method, and amortization of the right-of-use assets. Finance lease interest expense and right-of-use asset amortization are presented consistently with other interest expense and depreciation and amortization, respectively. In determining lease asset values, the Company considers fixed and variable payment terms, prepayments, incentives, and options to extend, terminate or purchase.  Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	June 30, 2026	December 31, 2025
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$7,850,246	$8,340,669

Current portion of operating lease liabilities	Operating lease liability, current portion	532,456	534,508
Noncurrent portion of operating lease liabilities	Operating lease liability	4,834,378	5,102,285
Total operating lease liabilities		$5,366,834	$5,636,793

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$442,866	$733,672

Current portion of finance lease liabilities	Finance lease liability, current portion	416,984	618,249
Noncurrent portion of finance lease liabilities	Finance lease liability	109,322	212,957
Total finance lease liabilities		$526,306	$831,206

Lease cost recognized in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$393,600	$475,403	$787,300	$958,280

Finance lease cost:
Amortization of lease assets	137,417	153,684	276,082	342,230
Interest on lease liabilities	12,951	25,512	28,794	53,899
Total finance lease costs	$150,368	$179,196	$304,876	$396,129

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other supplemental information related to leases is summarized as follows:

June 30, 2026
Weighted average remaining lease term (in years):
Operating leases	6.74
Finance leases	1.27

Weighted average discount rate:
Operating leases	11.00%
Finance leases	8.56%

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2026:
Operating cash flows from operating leases	$566,835
Operating cash flows from finance leases	$28,794
Financing cash flows from finance leases	$304,900

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of June 30, 2026 :

	Payments Due by Period
	2026(1)	2027	2028	2029	2030	Thereafter	Total
Operating leases	$551,107	$1,076,140	$1,096,206	$1,116,675	$1,137,552	$2,635,922	$7,613,602
Less present value adjustment	286,558	524,555	460,933	384,684	298,672	291,366	2,246,768
Operating lease liabilities	$264,549	$551,585	$635,273	$731,991	$838,880	$2,344,556	$5,366,834

Finance leases	$330,056	$160,826	$53,628	$14,366	$-	$-	$558,876
Less interest	16,707	11,624	4,059	180	-	-	32,570
Finance lease liabilities	$313,349	$149,202	$49,569	$14,186	$-	$-	$526,306

(1) Amounts are for the remaining six months ending December 31, 2026.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal

In the ordinary course of business, the Company may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s unaudited interim condensed consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at June 30, 2026, or December 31, 2025.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements.  As a result, no liability for these agreements has been recorded at June 30, 2026, or December 31, 2025.

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

The table below presents the Company’s consolidated operating results including significant segment expenses for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Revenue	$8,011,610	$5,369,147	$14,473,364	$9,742,051
Less:
Direct materials	1,707,628	1,321,413	3,030,997	2,501,065
Other direct product costs (a)	622,884	563,391	1,244,719	1,086,519
Gross Profit	5,681,098	3,484,343	10,197,648	6,154,467
Operating Expenses:
Research and development	2,073,444	2,169,789	4,057,234	4,662,716
Sales and marketing	1,511,340	1,483,897	3,122,020	3,369,362
General and administrative	1,132,744	1,185,731	2,101,104	2,639,291
Total Operating Expenses	4,717,528	4,839,417	9,280,358	10,671,369

Segment Operating Income (Loss)	963,570	(1,355,074)	917,290	(4,516,902)

Total Other Income (Expense), net	(3,196,431)	884,332	(2,028,546)	503,295
Net Income (Loss) Before Income Taxes	$(2,232,861)	$(470,742)	$(1,111,256)	$(4,013,607)

(a)	Includes shipping costs, intangible amortization and overhead.

11. INCOME TAXES

The Company accounts for income taxes in interim periods using the estimated annual effective tax rate method. Under this method, the Company estimates its annual effective tax rate for the full fiscal year and applies that rate to year-to-date pre-tax income or loss, and records discrete tax items in the period in which they occur. The Company’s effective federal income tax rate for the three months ended June 30, 2026 and 2025 was 0.0% in each period, compared with the U.S. federal statutory rate of 21.0%, primarily due to the full valuation allowance recorded against its deferred tax assets.

The Company continues to assess the realizability of its deferred tax assets at each reporting date. Based on the weight of available evidence, management concluded that it is not more likely than not that the Company’s net deferred tax assets will be realized and, accordingly, the Company continues to maintain a full valuation allowance as of June 30, 2026.

12. RELATED PARTY TRANSACTIONS

As of June 30, 2026 and December 31, 2025, Salem is identified as a related party as a result of having in excess of a 10% beneficial ownership interest in the Company’s common stock. See Note 5 – Debt – for additional details regarding the Salem Loan Facility.

13. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Code.  The Company’s contributions to the plan are at the discretion of executive management with board of directors advisement.  Under the 401(k) plan, the Company may contribute up to four percent (4%) of eligible employee salaries.  The Company made $67,688 and $73,775 of contributions to the plan in the three months ended June 30, 2026 and 2025, respectively. The Company made $135,257 and $180,932 of contributions to the plan in the six months ended June 30, 2026 and 2025, respectively.

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

SECOND QUARTER AND FIRST HALF FISCAL 2026 FINANCIAL HIGHLIGHTS

● Revenue for the second quarter of fiscal 2026 increased approximately 49% to $8.0 million, compared with $5.4 million for the second quarter of fiscal 2025. The increase was driven by growth of 142% in our catalog category and 97% in our infrastructure category, partially offset by a 28% decrease in our automotive category. Within the catalog category, revenue from aerospace & defense applications increased to $2.2 million from $0.5 million in the prior year period, driven primarily by increased demand in the drone and satellite communications markets. Aerospace & defense represented approximately 27% of second-quarter revenue, compared with 9% in the prior year period.

● Gross margin for the second quarter of fiscal 2026 was approximately 70.9%, compared with 64.9% in the prior year period. The improvement was primarily attributable to higher sales volumes, favorable product mix, including a greater contribution from aerospace & defense applications, and improved operating leverage. Contribution margin remained strong at approximately 78.7%, reflecting favorable product economics and the scalability of our fabless semiconductor operating model. Although overhead expenses increased modestly in absolute dollars, they declined as a percentage of revenue as higher sales volumes provided improved operating leverage.

● Operating income was $1.0 million for the second quarter of fiscal 2026, compared with an operating loss of $1.4 million for the second quarter of fiscal 2025. The $2.3 million improvement in operating results was primarily attributable to the increase in revenue and gross profit, together with continued operating expense discipline. Total operating expenses decreased approximately 3% year over year to $4.7 million, despite the 49% increase in revenue. The improvement reflects our revenue strength and expense discipline.

● Net cash provided by operating activities during the second quarter of fiscal 2026 was $2.4 million, compared with net cash used in operating activities of $1.2 million during the prior year period. For the six months ended June 30, 2026, net cash provided by operating activities was $1.2 million, compared with net cash used in operating activities of $3.3 million during the prior year period. The improvement primarily reflected stronger operating results and favorable changes in working capital.

● Net loss for the second quarter of fiscal 2026 was $2.2 million, compared with a net loss of $0.5 million for the second quarter of fiscal 2025. The increase in net loss was primarily attributable to a $3.0 million non-cash loss resulting from the change in fair value of warrant liabilities during the second quarter of fiscal 2026, compared with a $1.1 million non-cash gain recognized in the prior year period. The change in the fair value of warrant liabilities therefore resulted in an $4.1 million unfavorable year-over-year variance. These fair-value adjustments were non-cash and did not affect operating income or cash flows from operating activities.

●  Net loss per share was $0.21 and $0.05 for the second quarter of fiscal 2026 and 2025, respectively.

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

	Six Months Ended June 30,
	2026 (unaudited)	2025 (unaudited)
Key Metrics
Number of products released	1	18
Number of total products	184	181
Number of products with lifetime revenue exceeding $100 thousand	90	78
Product backlog (in millions)	$13.6	$6.6

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

Interest Expense

Interest expense consists primarily of the interest incurred on our debt obligations, our factoring arrangement expense, the non-cash interest expense associated with the amortization debt discount, and interest expense related to our finance leases.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities is fully attributable to the revaluation of the warrants.

Other Income (Expense)

Other income was primarily attributable to net proceeds from an employee retention tax credit. Other expense consisted of various individually immaterial items.

Results of Operations

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$8,011,610	$5,369,147	$14,473,364	$9,742,051
Direct product costs	2,330,512	1,884,804	4,275,716	3,587,584
Gross profit	5,681,098	3,484,343	10,197,648	6,154,467
Operating expenses:
Research and development	2,073,444	2,169,789	4,057,234	4,662,716
Sales and marketing	1,511,340	1,483,897	3,122,020	3,369,362
General and administrative	1,132,744	1,185,731	2,101,104	2,639,291
Total operating expenses	4,717,528	4,839,417	9,280,358	10,671,369
Operating income (loss)	963,570	(1,355,074)	917,290	(4,516,902)
Other income (expenses):
Interest income	21,250	49,156	43,055	114,785
Interest expense	(218,592)	(242,289)	(422,643)	(453,059)
Change in fair value of warrant liabilities	(2,998,281)	1,079,717	(2,069,131)	843,821
Other income (expense)	(808)	(2,252)	420,173	(2,252)
Total other income (expenses), net	(3,196,431)	884,332	(2,028,546)	503,295
Net loss	$(2,232,861)	$(470,742)	$(1,111,256)	$(4,013,607)

Comparison of the three months ended June 30, 2026 and 2025 (unaudited):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues	$8,011,610	$5,369,147	2,642,463	49%

Revenues increased $2.6 million, or 49%, to $8.0 million for the three months ended June 30, 2026, compared to $5.4 million for the three months ended June 30, 2025. The increase was primarily driven by the Company’s catalog category, which grew $3.0 million, or 142.0%, to $5.0 million, reflecting the conversion of prior design wins into production revenue and increased demand across multiple end markets. Within the catalog category, revenue from aerospace and defense applications increased to $2.2 million from $0.5 million in the prior-year period, driven primarily by strength in drone and satellite communications applications.

Revenue from the infrastructure category increased $0.5 million, or 96.5%, to $1.1 million, reflecting higher demand across certain infrastructure programs. These increases were partially offset by a $0.7 million, or 27.6%, decrease in automotive revenue to $1.9 million, primarily due to lower demand from certain legacy automotive programs, including compensator and satellite digital audio radio service applications

The increase in total revenue was also driven by higher shipments of existing products, which increased $3.3 million, or 81.7%, to $7.3 million for the three months ended June 30, 2026, compared to $4.0 million in the prior year period. This growth reflects the continued conversion of prior design wins into production and sales. New product revenue decreased to $0.7 million, compared to $1.3 million in the prior year period, as fewer new products reached initial production during the current quarter.

We generate revenue from customers located within and outside the United States. Domestic revenue increased $0.7 million, or 20.6%, to $4.1 million, while international revenue increased $2.0 million, or 108.3%, to $3.9 million for the three months ended June 30, 2026, compared to the prior year period. International revenue represented 48.6% of total product revenue for the quarter, compared to 35.4% in the prior year period, reflecting continued expansion of the Company’s global distribution footprint.

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

Direct Product Costs and Gross Profit

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Direct product costs	$2,330,512	$1,884,804	445,708	24%
Gross profit	$5,681,098	$3,484,343	2,196,755	63%

Direct product costs increased $0.4 million, or 24%, to $2.3 million for the three months ended June 30, 2026, compared to $1.9 million for the three months ended June 30, 2025. The increase was primarily attributable to increases in production and sales volume which in turn led to the 49% increase in revenue. However, direct product costs increased at a slower rate than revenues over the same period, reflecting improved revenue leverage and favorable product mix.

Gross profit increased $2.2 million, or 63%, to $5.7 million for the three months ended June 30, 2026, compared to $3.5 million for the prior year period. Gross margin expanded to approximately 70.9% for the three months ended June 30, 2026, compared to 64.9% in the prior year period, representing an increase of approximately 601 basis points.

The improvement in gross margin was primarily driven by higher revenue volumes and the improved overhead absorption, as well as a favorable shift in product mix toward higher margin catalog products. Direct product costs as a percentage of revenue declined meaningfully, reflecting the scalability of the Company’s fabless semiconductor model and continued supply discipline.

Overall, the Company’s gross profit performance demonstrates strong operating leverage as incremental revenue gains continue to convert at a high contribution margin, consistent with expectations for analog and RF semiconductor companies operating at increasing scale.

Research and Development Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Research and development	$2,073,444	$2,169,789	(96,345)	(4)%

Research and development expenses decreased $0.1 million, or 4%, to $2.1 million for the three months ended June 30, 2026, compared to $2.2 million for the three months ended June 30, 2025. The decrease was primarily attributable to ongoing expense reduction initiatives and year-over-year headcount rationalization efforts implemented across the organization.

Despite the reduction in absolute spending, the Company continues to prioritize investments in key product development programs aligned with its strategic roadmap, while driving improved efficiency in engineering resources.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Sales and marketing	$1,511,340	$1,483,897	27,443	2%

Sales and marketing expenses were $1.5 million for the three months ended June 30, 2026 and 2025. Expenses remained relatively flat despite a 49% increase in revenue, reflecting continued cost discipline while supporting higher sales volumes. The modest increase was primarily attributable to higher travel costs associated with customer engagement activities.

General and Administrative Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
General and administrative expenses	$1,132,744	$1,185,731	(52,987)	(4)%

General and administrative expenses decreased $0.05 million, or 4%, to $1.1 million for the three months ended June 30, 2026, compared to $1.2 million for the three months ended June 30, 2025. The decrease was primarily attributable to continued execution of the Company’s cost reduction initiatives, including headcount rationalization and reductions in professional services and other administrative expenses.

The Company continues to align its general and administrative cost structure with current operating levels, while maintaining the necessary infrastructure to support its growth and public company requirements.

Other Income (Expenses)

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Interest income	$21,250	$49,156	$(27,906)	(57)%
Interest expense	$(218,592)	$(242,289)	$23,697	(10)%
Change in fair value of warrant liabilities	$(2,998,281)	$1,079,717	$(4,077,998)	(378)%
Other income	$(808)	$(2,252)	$1,444	(64)%
Total other income (expenses), net	$(3,196,431)	$884,332	$(4,080,763)	(461)%

Interest expense was approximately $0.2 million for the three months ended June 30, 2026 and 2025.

During the three months ended June 30, 2026 , the Company recognized a $3.0 million loss related to the change in fair value of warrant liabilities as compared to a gain on the change in fair value of warrant liabilities of $1.0 million during the three months ended June 30, 2025, which represented an unfavorable change of $4.1 million in the aggregate. The changes are the result of the remeasurement of the Historical Warrants and the North Run Warrants that are accounted for as liabilities and carried at fair value at June 30, 2026 and 2025.

Other income was immaterial for the three months ended June 30, 2026 and 2025. In addition, during the three months ended June 30, 2026, the Company had interest income of $0.02 million compared to $0.05 million in the comparable period of 2025.

Comparison of the six months ended June 30, 2026 and 2025 (unaudited):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues	$14,473,364	$9,742,051	4,731,313	49%

Revenues increased $4.7 million, or 49%, to $14.5 million for the six months ended June 30, 2026, compared to $9.7 million for the six months ended June 30, 2025. The increase was primarily driven by the Company’s catalog category, which increased $6.2 million, or 169.4%, to $9.8 million, reflecting the conversion of prior design wins into production revenue and increased demand across multiple end markets.

Within the catalog category, revenue from aerospace and defense applications increased $4.0 million, or 423.1%, to $4.9 million from $0.9 million in the prior-year period, driven primarily by strength in drone and satellite communications applications. Aerospace and defense revenue represented approximately 34% of total revenue for the six months ended June 30, 2026, compared with approximately 10% in the prior-year period. Revenue from the remaining catalog business increased $2.2 million, or 80.6%, to $4.9 million.

Revenue from the wireless infrastructure category increased $0.6 million, or 50.8%, to $1.7 million, reflecting higher demand across certain infrastructure programs. These increases were partially offset by a $2.0 million, or 39.6%, decrease in automotive revenue to $3.0 million, primarily due to lower demand from certain legacy automotive programs, including compensator and satellite digital audio radio service applications.

The increase in total revenue was also driven by higher shipments of existing products, which increased $6.1 million, or 82.5%, to $13.5 million for the six months ended June 30, 2026, compared to $7.4 million in the prior year period. This growth reflects the continued conversion of prior design wins into production. New product revenue decreased to $0.9 million, compared to $2.3 million in the prior year period, as fewer new product introductions reached initial production during the current quarter.

We generate revenue from customers located within and outside the United States. Domestic revenue increased $1.8 million, or 27.9%, to $8.4 million, while international revenue increased $3.0 million, or 96.6%, to $6.1 million for the six months ended June 30, 2026, compared to the prior year period. International revenue represented 41.8% of total product revenue for the six months ended June 30, 2026, compared to 31.9% in the prior year period, reflecting continued expansion of the Company’s global distribution footprint.

Direct Product Costs and Gross Profit

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Direct product costs	$4,275,716	$3,587,584	688,132	19%
Gross profit	$10,197,648	$6,154,467	4,043,181	66%

Direct product costs increased $0.7 million, or 19%, to $4.3 million for the six months ended June 30, 2026, compared to $3.6 million for the six months ended June 30, 2025. The increase in direct product costs was attributable to increases in production and sales volume, but was significantly lower than the 49% increase in revenues over the same period, reflecting improved revenue leverage and favorable product mix.

Gross profit increased $4.0 million, or 66%, to $10.2 million for the six months ended June 30, 2026, compared to $6.2 million for the prior year period. Gross margin expanded to approximately 70.5% for the six months ended June 30, 2026, compared to 63.2 % in the prior year period, representing an increase of approximately 730 basis points.

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

Research and Development Expenses

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Research and development	$4,057,234	$4,662,716	(605,482)	(13)%

Research and development expenses decreased $0.6 million, or 13%, to $4.1 million for the six months ended June 30, 2026, compared to $4.7 million for the six months ended June 30, 2025. The decrease was primarily attributable to ongoing expense reduction initiatives and year-over-year headcount rationalization efforts implemented across the organization.

Despite the reduction in absolute spending, the Company continues to prioritize investments in key product development programs aligned with its strategic roadmap, while driving improved efficiency in engineering resources.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Sales and marketing	$3,122,020	$3,369,362	(247,342)	(7)%

Sales and marketing expenses decreased $0.2 million, or 7%, to $3.1 million for the six months ended June 30, 2026 compared to $3.4 million for the six months ended June 30, 2025. The decrease was primarily driven by ongoing cost reduction initiatives and lower personnel-related expenses as a result of headcount rationalization.

Additional reductions were achieved through tighter controls over discretionary spending, including travel and marketing-related activities, while maintaining support for key customer engagements and revenue-generating programs.

General and Administrative Expenses

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
General and administrative expenses	$2,101,104	$2,639,291	(538,187)	(20)%

General and administrative expenses decreased $0.5 million, or 20%, to $2.1 million for the six months ended June 30, 2026, compared to $2.6 million for the six months ended June 30, 2025. The decrease was primarily attributable to continued execution of the Company’s cost reduction initiatives, including headcount rationalization and reductions in professional services and other administrative expenses.

The Company continues to align its general and administrative cost structure with current operating levels, while maintaining the necessary infrastructure to support its growth and public company requirements.

Other Income (Expenses)

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Interest income	$43,055	$114,785	$(71,730)	(62)%
Interest expense	$(422,643)	$(453,059)	$30,416	(7)%
Change in fair value of warrant liabilities	$(2,069,131)	$843,821	$(2,912,952)	(345)%
Other income	$420,173	$(2,252)	$422,425	(18758)%
Total other income (expenses), net	$(2,028,546)	$503,295	$(2,531,841)	(503)%

Interest expense decreased $0.03 million, or 7% to $0.4 million for the six months ended June 30, 2026 compared to the prior year period.

During the six months ended June 30, 2026 , the Company recognized a $2.1 million loss related to the change in fair value of warrant liabilities as compared to a gain on the change in fair value of warrant liabilities of $0.8 million during the six months ended June 30, 2025, which represented an unfavorable net change of $2.9 million in the aggregate. The changes are the result of the remeasurement of the Historical Warrants and the North Run Warrants that are accounted for as liabilities and carried at fair value at June 30, 2026 and 2025.

Other income increased $0.4 million primarily due to the employee retention tax credit received during the six months ended June 30, 2026.  In addition, during the six months ended June 30, 2026, the Company had interest income of $0.04 million compared to $0.1 million in the comparable period of 2025.

Liquidity and Capital Resources

Our primary sources of liquidity have been proceeds from private placements and borrowings under our credit facilities. As of June 30, 2026, we had cash and cash equivalents of $4.6 million. We also have two loan facilities, one of which is for up to $3.75 million with a specialty lender (referred to as the Spectrum Loan Facility, described in Note 5 to our unaudited condensed consolidated financial statements), and the other of which is a $4.5 million term loan with a different lender (referred to as the Salem Loan Facility, also described in Note 5 to our unaudited condensed consolidated financial statements).

As of June 30, 2026, we had approximately $0.7 million outstanding under the Spectrum Loan Facility and $4.5 million outstanding under the Salem Loan Facility. On June 10, 2026, we entered into the Second Amendment to the Spectrum Loan Facility, which extended the term of the facility through May 31, 2028 (subject to automatic 24-month renewals), and reduced the annual facility fee to $28,125. See Note 5 to our unaudited condensed consolidated financial statements for additional information.

As discussed in Note 1 to our condensed consolidated financial statements, we have historically incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $61.9 million as of June 30, 2026. We generated positive operating cash flow during the first half of 2026, which is a significant improvement to $3.3 million negative operating cash flow for the same period in 2025.

We expect to continue investing in research and development, sales and marketing, and administrative infrastructure. Management continues to focus on cost control, margin improvement, and capital efficiency.

Based on current operating plans, existing cash balances, positive operating cash flow during the first half of 2026, and availability under the Spectrum Loan Facility, we believe that our liquidity will be sufficient to fund operations for at least the next twelve months from the issuance date of these financial statements. However, this assessment is based on current forecasts and assumptions, and there can be no assurance that we will not require additional capital. We may seek to raise additional funds through equity, debt financings, or other sources as market conditions permit.

The following table summarizes our sources and uses of cash for each of the periods presented.

Cash (used in) provided by:

	Six Months Ended June 30,
	2026	2025

Operating activities	$1,172,911	$(3,345,373)
Investing activities	(224,318)	(558,993)
Financing activities	(549,532)	743,529
Net increase (decrease) in cash	$399,061	$(3,160,837)

Operating Activities

Net cash provided by operating activities was $1.2 million for the six months ended June 30, 2026, compared to net cash used in operating activities of $3.3 million for the same period in 2025.

Cash provided by operating activities for the six months ended June 30, 2026 was due to our net loss of $1.1 million, an increase in non-cash items of $3.6 million, and a decrease in working capital of $1.3 million. For the six months ended June 30, 2026, non-cash items that were a part of the net loss included depreciation and amortization of $0.7 million, share-based compensation of $0.4 million, non-cash operating lease cost of $0.5 million, and a change in the fair value of warrant liabilities of $2.1 million.

Cash used in operating activities for the six months ended June 30, 2025 was principally due to our net loss of $4.0 million, non-cash items of $1.0 million, and a decrease in working capital of $0.3 million. For the six months ended June 30, 2025, non-cash items that were a part of the net loss included depreciation and amortization of $0.6 million, share-based compensation of $0.6 million, and non-cash operating lease cost of $0.6 million, partially offset by a change in the fair value of warrant liabilities of $0.8 million.

Investing Activities

Cash used in investing activities was $0.2 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.

Cash used in investing activities consisted primarily of purchases of property, plant and equipment. The decrease in cash used compared to the prior year period reflects lower capital expenditures as the Company continued to prioritize investments supporting its operations while maintaining disciplined capital spending.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2026 of $0.5 million was due to $0.7 million of payments related to finance leases and finance agreements, which was offset by $0.1 million from the exercise of stock options and net debt financing.

Cash provided by financing activities for the six months ended June 30, 2025 of $0.7 million was due to $1.3 million of additional net debt financing, partially offset by $0.6 million of payments related to finance leases and insurance premiums.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of June 30, 2026 (unaudited).

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$1,566,850	$1,566,850	$—	$—	$—
Short-term notes	200,000	200,000	—	—	—
Long-term notes	4,305,921	—	4,305,921	—	—
Long-term debt	122,174	—	122,174	—	—
Short-term debt	1,104,327	1,104,327	—	—	—
Operating lease obligations	5,366,834	532,456	1,650,942	3,183,436	—
Finance lease obligations	526,306	416,984	109,322	—	—
Total	$13,192,412	$3,820,617	$6,188,359	$3,183,436	$—

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. CONTROLS AND PROCEDURES.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Form 10-Q.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of  June 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION.

Trading Arrangements of Section 16 Reporting Persons

During the quarter ended June 30, 2026 no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common stock (i.e. directors, certain large shareholders and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on April 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2023).	8-K	000-56238	3.1	April 14, 2023
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 2, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2024).	8-K	000-56238	3.1	May 3, 2024
3.4	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	3.1	August 6, 2024
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
4.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 3, 2023)	8-K	000-56238	10.2	January 3, 2023
4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.2	April 1, 2024
4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	4.1	August 6, 2024
31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Mike John-Williams, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Mike John-Williams, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.	X

+ Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: August 12, 2026	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

GUERRILLA RF, INC.

Date: August 12, 2026	By:	/s/ Mike John-Williams
Mike John-Williams Chief Financial Officer (principal financial officer)