Form 10-Q
period 2026-09-30
Guerrilla RF, Inc.
filed 2026-11-02
CIK 1832487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 30, 2026
Common Stock, $0.0001 par value	10,915,344

GUERRILLA RF, INC.

Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026

i

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

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025

Assets
Cash	$6,321,292	$4,158,723
Accounts receivable	3,660,965	1,809,083
Inventories	2,689,784	1,636,493
Prepaid expenses and other assets, current	504,082	509,832
Total Current Assets	13,176,123	8,114,131

Prepaid expenses and other assets, noncurrent	78,426	10,423
Intangible assets, net	281,569	309,417
Operating lease right-of-use assets	7,601,770	8,340,669
Property and equipment, net	2,189,830	2,729,311
Total Assets	$23,327,718	$19,503,951

Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Accounts payable and accrued expenses	$3,662,171	$2,388,419
Short-term debt	819,088	1,068,544
Deferred revenue	11,000	-
Warrant liabilities	11,064,862	3,004,416
Operating lease liability, current portion	531,670	534,508
Finance lease liability, current portion	294,047	618,249
Notes payable - related party, current portion	200,000	200,000
Total Current Liabilities	16,582,838	7,814,136

Long-term debt	79,126	225,974
Operating lease liability, noncurrent	4,694,510	5,102,285
Finance lease liability, noncurrent	77,194	212,957
Notes payable - related party, noncurrent	4,309,055	4,300,000
Total Liabilities	25,742,723	17,655,352

Commitments and Contingencies

Series A convertible preferred stock, $0.0001 par value, 22,000 shares authorized, issued and outstanding as of September 30, 2026 and December 31, 2025	20,033,555	20,033,555

Stockholders' Deficit
Undesignated preferred stock, $0.0001 par value, 9,978,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,812,841 and 10,595,638 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,081	1,060
Additional paid-in capital	43,171,580	42,592,790
Accumulated deficit	(65,621,221)	(60,778,806)
Total Stockholders' Deficit	(22,448,560)	(18,184,956)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$23,327,718	$19,503,951

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product	$10,096,200	$6,173,905	$24,560,675	$15,829,258
Royalties and non-recurring engineering	-	114,405	8,889	201,103
Total Revenue	10,096,200	6,288,310	24,569,564	16,030,361

Direct product costs	2,860,975	2,043,273	7,136,691	5,630,857

Gross Profit	7,235,225	4,245,037	17,432,873	10,399,504

Operating Expenses:
Research and development	2,035,758	1,970,131	6,092,992	6,632,847
Sales and marketing	1,737,558	1,532,308	4,859,578	4,901,670
General and administrative	1,033,652	940,959	3,134,756	3,580,250
Total Operating Expenses	4,806,968	4,443,398	14,087,326	15,114,767

Operating Income (Loss)	2,428,257	(198,361)	3,345,547	(4,715,263)

Other Income (Expenses):
Interest income	18,990	38,001	62,045	152,786
Interest expense	(186,257)	(292,197)	(608,900)	(745,256)
Change in fair value of warrant liabilities	(5,991,315)	(190,653)	(8,060,446)	653,168
Other income (expense)	(834)	(1,762)	419,339	(4,014)
Total Other Income (Expenses), net	(6,159,416)	(446,611)	(8,187,962)	56,684
Net Loss	(3,731,159)	(644,972)	(4,842,415)	(4,658,579)

Net Loss Per Share - Basic and Diluted	$(0.35)	$(0.06)	$(0.45)	$(0.45)

Weighted Average Common Shares Outstanding - Basic and Diluted	10,720,269	10,539,150	10,668,130	10,408,608

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Undesignated Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Deficit
January 1, 2026	$-	$1,060	$42,592,790	$(60,778,806)	$(18,184,956)
Net income	-	-	-	1,121,605	1,121,605
Net settled RSUs	-	-	(649)	-	(649)
Share-based compensation	-	4	133,610	-	133,614
March 31, 2026	$-	$1,064	$42,725,751	$(59,657,201)	$(16,930,386)
Net loss	-	-	-	(2,232,861)	(2,232,861)
Stock options exercised	-	4	106,269	-	106,273
Net settled RSUs	-	-	(2,502)	-	(2,502)
Share-based compensation	-	2	235,152	-	235,154
June 30, 2026	$-	$1,070	$43,064,670	$(61,890,062)	$(18,824,322)
Net loss	-	-	-	(3,731,159)	(3,731,159)
Stock options exercised	-	2	37,098	-	37,100
Early exercise of stock options	-	3	(3)	-	-
Net settled RSUs	-	-	(29,985)	-	(29,985)
Share-based compensation	-	6	99,800	-	99,806
September 30, 2026	$-	$1,081	$43,171,580	$(65,621,221)	$(22,448,560)

	Undesignated Preferred Stock	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Deficit
January 1, 2025	$-	$1,024	$41,575,012	$(53,792,500)	$(12,216,464)
Net loss	-	-	-	(3,542,865)	(3,542,865)
Refund of unused offering cost	-	-	5,173	-	5,173
Net settled RSUs	-	-	(3,850)	-	(3,850)
Share-based compensation	-	9	363,902	-	363,911
March 31, 2025	$-	$1,033	$41,940,237	$(57,335,365)	$(15,394,095)
Net loss	-	-	-	(470,742)	(470,742)
Refund of unused offering cost	-	-	24,829	-	24,829
Net settled RSUs	-	-	(4,477)	-	(4,477)
Share-based compensation	-	19	271,381	-	271,400
June 30, 2025	$-	$1,052	$42,231,970	$(57,806,107)	$(15,573,085)
Net loss	-	-	-	(644,972)	(644,972)
Net settled RSUs	-	-	(11,829)	-	(11,829)
Share-based compensation	-	6	161,095	-	161,101
September 30, 2025	$-	$1,058	$42,381,236	$(58,451,079)	$(16,068,785)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

GUERRILLA RF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(4,842,415)	$(4,658,579)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,013,384	896,699
Share-based compensation	468,574	796,412
Non-cash amortization of debt discount	9,055	-
Change in fair value of warrant liabilities	8,060,446	(653,168)
Amortization of operating lease ROU assets	738,899	877,262
Changes in assets and liabilities:
Accounts receivable	(1,851,882)	311,670
Inventories	(1,053,291)	(166,635)
Prepaid expenses and other assets	256,139	424,679
Accounts payable and accrued expenses	1,107,417	142,775
Operating lease liability	(410,613)	(534,173)
Deferred revenue	11,000	76,655
Net cash provided by (used in) operating activities	3,506,713	(2,486,403)

Cash flows from investing activities
Purchases of property, plant, and equipment	(482,824)	(1,173,457)
Net cash used in investing activities	(482,824)	(1,173,457)

Cash flows from financing activities
Proceeds from notes payable and recourse factoring agreement	8,219,336	10,515,508
Principal payments of notes payable and recourse factoring agreement	(8,401,972)	(9,984,568)
Refund of unused offering cost	-	30,002
Proceeds from exercise of stock options	143,373	-
Proceeds from early exercise of stock options	169,968
Principal payments on finance lease	(459,965)	(510,940)
Repayments of long- and short-term debt	(532,060)	(345,375)
Net cash used in financing activities	(861,320)	(295,373)

Net increase (decrease) in cash	2,162,569	(3,955,233)

Cash, beginning of period	4,158,723	7,974,650
Cash, end of period	$6,321,292	$4,019,417

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$600,953	$743,284
Income taxes	$200	$-

Noncash investing and financing transactions:
Modifications of finance leases	$-	$5,953
Property and equipment additions included in accounts payable	$4,250	$122,718
Software financed through short-term debt	$318,392	$270,108

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

The Company supplies a broad portfolio of RF semiconductor products designed to improve system performance, reduce design complexity, enable smaller form factors, and address other demanding RF requirements.  Guerrilla RF was founded with a mission to employ RF semiconductor technology to deliver RF solutions to customers in underserved markets.  Over the past several years, the Company has become a leader in developing high-performance MMIC products for wireless connectivity.  It continues to target underserved markets and customers, delivering a range of high-performance MMIC products and associated technical support to a diverse set of customers that enable a more connected world. Guerrilla RF currently serves customers across aerospace and defense, satellite navigation, cellular repeaters, point-to-point radios, RFID/asset tracking, wireless audio, test and measurement, and other high-performance RF applications.

The Company possesses in-house design, applications, sales, and customer support functions as a fabless semiconductor company. It outsources the manufacturing and production of MMIC products to subcontractors, providing access to multiple semiconductor process technologies. Its primary external wafer foundries are located in Taiwan and Singapore, and primary assembly and test supplier is located in Malaysia. The Company has also contracted with wafer foundries in the United States of America.

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

The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2025 ("2025 Form 10-K").  This report should be read in conjunction with our 2025 Form 10-K that was filed with the SEC on March 26, 2026.  In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2026 and its results of operations and changes in stockholders' deficit for the three and nine months ended September 30, 2026 and 2025 and  its cash flows for the nine months ended September 30, 2026 and 2025.  The results for the three and/or nine months ended September 30, 2026 are not necessarily indicative of the results expected for any future period or the full year.

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

Reclassification

Certain statement of cash flows amounts within net cash used in operating activities for the nine months ended September 30, 2025, have been reclassified to conform to the Company's fiscal 2026 presentation. The reclassifications have no impact on the Company's previously reported net cash used in operating activities or net loss.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrations of Credit Risk and Major Customers

Financial instruments at September 30, 2026, and December 31, 2025 that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.  The Company’s cash is deposited with major financial institutions in the U.S.  At times, deposits in financial institutions located in the U.S. may be in excess of the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (FDIC).  To date, the Company has not experienced any losses on its cash deposits.

The Company’s accounts receivable are derived from revenue earned from customers located inside and outside of the U.S.  Major customers are defined as those generating revenue in excess of 10% of the Company’s aggregate annual revenue, as follows:

Major Customers	Revenue		Revenue		Accounts Receivable
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		September 30,	December 31,
	2026	2025	2026	2025	2026	2025
Customer A	46%	64%	45%	69%	46%	40%
Customer B	23%	*	17%	*	34%	*
Customer C	15%	15%	19%	10%	8%	43%

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

The Company has a loan facility (the 'Spectrum Loan Facility') with a specialty lender, Spectrum Commercial Services Company, L.L.C ('Spectrum').  The Spectrum Loan Facility provides for advance payments up to $3.75 million, calculated, in part, based on the value of eligible accounts receivable assigned to Spectrum as security for advances under the Spectrum Loan Facility.  As of September 30, 2026 and December 31, 2025 there were $0.5 million and $0.6 million of advances outstanding under the Spectrum Loan Facility respectively, which is included in short-term debt on the unaudited interim condensed consolidated balance sheets. At September 30, 2026 and December 31, 2025, $125 thousand and $13 thousand of excess collateral was due from Spectrum respectively, which is included in accounts receivable on the unaudited interim condensed consolidated balance sheets.  See Note 5 for additional discussion on the Spectrum Loan Facility.

Deferred Offering Costs

The Company capitalizes legal, professional, accounting, and other third-party fees directly associated with common equity financings as deferred offering costs on the balance sheet as a current asset until the financing transaction closes. The Company recognizes previously deferred offering costs and any additional incurred offering costs as a reduction of additional paid-in capital. As of September 30, 2026 and December 31, 2025, the Company had $102,432 and $0 of deferred offering costs, respectively, which is reflected within Prepaid expenses and other assets, current on the condensed consolidated balance sheets.

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

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue recognized over time from nonrecurring engineering services was $0 for each of the three and nine months ended September 30, 2026, and $0 and $200 thousand for the three and nine months ended September 30, 2025, respectively. Certain nonrecurring engineering service revenues are recognized over time as the services are delivered to the customer.  As of September 30, 2026 and December 31, 2025 the Company had $11 thousand and $0, respectively, of contract liabilities where performance obligations have not yet been satisfied. During the three and nine months ended September 30, 2026 and 2025, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The costs incurred by the Company for shipping and handling of materials used in its products are classified as cost of revenue in the unaudited interim condensed consolidated statements of operations. Any incidental items that are immaterial in the context of a sale to a customer are recognized as expense.

Share-Based Compensation

The Company measures and recognizes compensation expense for all stock options, shares of stock, and restricted stock units ("RSU") awarded to employees and nonemployees based on the estimated fair market value of the award on the grant date.  The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards.  The Company estimates the fair value of RSUs awarded based upon the known stock price of the underlying shares on the grant date.  The Company recognizes compensation expense on a straight-line basis over the applicable vesting period.  In addition, the Company accounts for forfeitures of awards as they occur.

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

Shares of common stock issued upon the exercise of stock options prior to vesting are referred to as "Unvested Shares" and may be repurchased by the Company at any time within 90 days of the later of the termination of the participant's service with the Company and the date the participant acquires such Unvested Shares, or upon the earlier vesting of the underlying options. Accordingly, Unvested Shares are excluded from basic weighted average shares outstanding. The Company reported a net loss for each of the three and nine months ended September 30, 2026 and 2025; accordingly, all potentially dilutive securities were excluded as anti-dilutive, and diluted net loss per share equals basic net loss per share for each period.

The following potentially dilutive securities have been excluded from the computation of diluted shares for the three and nine months ended September 30, 2026 and 2025, as they would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2026	2025
Series A convertible preferred stock	7,213,115	7,213,115
Common stock warrants	5,780,955	5,780,955
Restricted stock units	37,934	168,537
Stock options(1)	855,036	277,216
	13,887,040	13,439,823
(1) 2026 includes 28,328 Unvested Shares

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

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the FASB ASC. The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. The Company primarily uses the Black-Scholes option pricing model and Monte Carlo simulations to estimate the fair value of its warrants, including those issued in connection with preferred stock. The Black-Scholes option pricing model and Monte Carlo simulations include subjective input assumptions that can materially affect the fair value estimates.

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

For the nine months ended September 30, 2026 and 2025, the Company reported a net loss of $4.8 million and $4.7 million, respectively. During the nine months ended September 30, 2026  , the Company recognized a $8.1 million non-cash loss related to the change in fair value of warrant liabilities.

Net cash provided by operating activities was $3.5 million for the nine months ended September 30, 2026, compared to net cash used in operating activities of $2.5 million in the prior year period.

As of September  30, 2026, the Company had cash of $6.3 million.

The Company’s primary sources of liquidity include cash on hand and availability under its credit facilities. As of September  30, 2026, the Company maintained a loan facility with Spectrum Commercial Finance with a maximum borrowing capacity of $3.75 million, subject to borrowing base limitations, as further described in Note 5.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements. ASU 2025-11 is effective for public business entities for interim periods within annual periods beginning after December 15, 2027, and for all other entities one year later. As an emerging growth company, the Company expects to adopt it for interim periods beginning January 1, 2029. The Company is evaluating the impact of this guidance.

The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on its unaudited interim condensed consolidated financial statements.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. INVENTORIES

Inventories are summarized as follows:

	September 30, 2026
	(unaudited)	December 31, 2025
Raw materials	$1,292,530	$672,958
Work-in-process	141,026	211,332
Finished goods	1,256,228	752,203
	$2,689,784	$1,636,493

4. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2026
	(unaudited)	December 31, 2025
Production assets	$3,578,955	$3,189,142
Computer equipment and software	1,128,393	1,079,294
Lab equipment	3,617,540	3,585,835
Office furniture and fixtures	1,484,913	1,484,913
Leasehold improvements	171,257	171,257
Construction in progress	123,960	148,520
	10,105,018	9,658,961
Less accumulated depreciation	(7,915,188)	(6,929,650)
	$2,189,830	$2,729,311

Depreciation and amortization expense was $1,013,384 and $896,699 for the nine months ended September 30, 2026 and 2025, respectively. Depreciation and amortization expense was $349,303 and $306,896 for the three months ended September 30, 2026 and 2025, respectively.

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

On June 10, 2026, the Company entered into the Second Amendment to the Spectrum Loan Facility, which (i) reduced the annual facility fee from $37,500 to $28,125, (ii) extended the term through May 31, 2028 (subject to automatic 24-month renewals), (iii) revised the eligibility and customer-concentration criteria for eligible accounts, and (iv) revised the definitions of the minimum monthly fee and required reserve amount and the timing of reserve remittances. The maximum advance capacity remained $3.75 million.

In addition to annual facility fees of $28,125 and other quarterly and transaction fees payable to Spectrum, interest accrues on amounts owed under the Spectrum Loan Facility at the prime rate as quoted by the Wall Street Journal plus 3.5%, but in no event lower than 7.0%.

The Spectrum Loan Facility contains various covenants and restrictions on the Company's financial and business operations including restrictions on the purchase or redemption of any Company shares and the declaration or payment of any dividends on the Company's stock.  As of September 30, 2026, the Company was in compliance with these covenants and restrictions.

The Company has borrowed $0.5 million under the Spectrum Loan Facility as of September 30, 2026.  The Company includes the interest expense of the Spectrum Loan Facility ($24 thousand) as part of its interest expense on its unaudited interim condensed consolidated statements of operations, and the total amount of $0.5 million and $0.6 million borrowed under the Spectrum Loan Facility are included as short-term debt on the consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Salem Loan Facility

The Company entered into a loan facility (the “Salem Loan Facility”) with Salem Investment Partners V, Limited Partnership (“Salem”) on  August 11, 2022. It was subsequently amended, with the most recent amendment on December 30, 2025, when the Company entered into Amendment No. 3 to Amended and Restated Loan Agreement (the "2025 Salem Amendment") with Salem, to amend the loan’s maturity date and repayment schedule.  The 2025 Salem Amendment extended the maturity date from December 31, 2028 to December 31, 2029 and the Company incurred a 1% modification fee of $45,000, payable with the final principal payment at maturity. Pursuant to the amended repayment schedule, the Company is required to repay principal in annual installments of $200,000 in the fiscal year ending  December 31, 2026, $1,500,000 in the fiscal year ending  December 31, 2027, $1,500,000 in the fiscal year ending  December 31, 2028, and $1,300,000 in the fiscal year ending  December 31, 2029. The Company determined that the 2025 Salem Amendment should be accounted for as a debt modification and the Company recorded the $45,000 modification fee as deferred debt discount. The Company incurred third-party financing costs of $5,936, which were expensed during the year ended  December 31, 2025. During the three and nine months ended September 30, 2026, the Company amortized $3,134 and $9,055, respectively, of deferred debt discount as interest expense and $35,945 remained unamortized.

Salem is a related party of the Company because it holds in excess of a 10% beneficial ownership interest in the Company's common stock. Accordingly, borrowings under the Salem Loan Facility are presented as notes payable – related party on the condensed consolidated balance sheets. See Note 12 - Related Party Transactions.

Borrowings under the Salem Loan Facility bear interest at a stated rate of 12.0% per annum, computed on a 360-day year and payable monthly in arrears. As of September 30, 2026, the carrying value of the amount financed under the Salem Loan Facility of $4,509,055 is reflected on the condensed consolidated balance sheets within Notes Payable - related party, current portion ($200,000) and within Notes Payable - related party, noncurrent ($4,309,055), and approximates its fair value as the stated interest rate approximates the Company's market rate for equivalent financing terms.

Summary

As of September 30, 2026, debt is expected to mature as follows:

2026	$806,037
2027	1,752,652
2028	1,539,525
2029	1,309,055
$5,407,269

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $ 0.0001 as of September 30, 2026 and December 31, 2025.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that  may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s Board of Directors  may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through September 30, 2026.

As of September 30, 2026, 10,812,841 shares of common stock were issued and outstanding, including 28,328 Unvested Shares. Because the Unvested Shares remain subject to repurchase, the early exercise is not considered a substantive exercise for accounting purposes. Cash received upon early exercise of $169,968 is recorded as a liability within accounts payable and accrued expenses on the unaudited interim condensed consolidated balance sheet and is reclassified to common stock and additional paid-in capital as the underlying options vest. See Note 7 – Share Based Compensation.

See Note 7 – Share-Based Compensation - Restricted Stock Unit ("RSU") Awards for details regarding RSU grants.

Common Stock Warrants

As of September 30, 2026, the total amount of outstanding common stock warrants is 5,780,955. See Note 8 – Fair Value Measurement – Warrant Liabilities for additional details regarding the Company’s outstanding warrants.

A summary of the warrant activity during the nine months ended September 30, 2026 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2026	5,780,955	$4.00
Issued	-	-
Exercised	-	-
Expired	-	-
Canceled	-	-
Outstanding, September 30, 2026	5,780,955	$4.00	3.0	$6,839,231

Exercisable, September 30, 2026	5,780,955	$4.00	3.0	$6,839,231

The following table presents information related to stock warrants at September 30, 2026:

Warrants Outstanding		Warrants Exercisable

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$2.50	2,071,293	3.0	2,071,293
$3.05	2,885,246	3.4	2,885,246
$7.80	177,490	1.4	177,490
$12.00	646,926	1.8	646,926
	5,780,955	3.0	5,780,955

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series.  There were 22,000 issued and outstanding shares of preferred stock as of September 30, 2026 and  December 31, 2025.

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

The Purchase Agreement required that the Board of Directors of the Company increase the size of the Board and appoint each of Thomas B. Ellis and Todd B. Hammer (the “Board Designees”) to the Board effective immediately following the closing of the offering. The Purchase Agreement further provides that, at any stockholders’ meeting at which directors are to be elected and for so long as the Buyer satisfies the Buyer Ownership Condition, the Board will nominate and recommend the reelection of any Board Designees whose terms of office expire at such stockholder meeting.

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

The Series A convertible preferred stock is subject to automatic redemption for cash upon a “Fundamental Transaction” by the Company, which includes a merger, sale of all or substantially all the assets of the Company, recapitalization, or the sale of more than 50% of the voting stock of the Company which results in the Series A convertible preferred stock being classified as temporary equity. Because redemption upon a Fundamental Transaction is an event that is not solely within the Company's control, the Series A convertible preferred stock is classified as temporary equity, outside of permanent stockholders' deficit, in accordance with ASC 480-10-S99. In such event, the redemption price would be equal to the greater of the stated value of the Series A convertible preferred stock or the consideration per share of common stock in the Fundamental Transaction (or in the absence of such consideration, the volume-weighted average price of the Company’s common stock immediately preceding the closing of the Fundamental Transaction). Based on the stated value of $1,000 per share, the aggregate redemption amount of the Series A convertible preferred stock was $22.0 million as of September 30, 2026 and December 31, 2025, which exceeds its carrying value of $20.0 million. Additionally, after analyzing the cashless exercise provision within the North Run Warrants, specifically the holder's option to select a price from alternatives, the Company determined that the North Run Warrants are classified as liabilities carried at fair value (See Note 8 – Fair Value Measurement – Warrant Liabilities for additional details). As a result, the Company allocated the gross proceeds and offering costs to the Preferred Shares and the North Run Warrants on a relative fair value basis. The Company has not made any adjustments to the carrying value of the Series A convertible preferred stock to reflect the redemption value of the shares upon a change of control because the Company has determined that a change of control event is not probable of occurring.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. SHARE-BASED COMPENSATION

In 2014, the Company adopted the Long‐Term Stock Incentive Plan (the “2014 Plan”). No further awards may be granted under the 2014 Plan. As of September 30, 2026, a total of 166,654 shares were reserved for issuance upon the exercise of outstanding options previously granted under the 2014 Plan.

In 2021, the Board of Directors of the Company adopted the Equity Incentive Plan (the “2021 Plan”), which authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, cash awards, and stock bonus awards. As of September 30, 2026, a total of 2,503,207 shares were reserved for issuance under the 2021 Plan, including 1,805,219 shares available for future awards.

The general purpose of the 2014 Plan and the 2021 Plan is to allow the Company to attract and motivate key employees and directors to align their interests with those of the Company’s shareholders.

Stock Option Awards

For the three and nine months ended September 30, 2026 and 2025, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years)	5.41	-	5.00 - 6.11	-
Expected volatility	43.72%	-	42.63% - 54.18%	-
Risk-free rate	4.36%	-	4.26% - 4.43%	-
Dividend rate	-	-	-	-

The value of stock options is recognized as compensation expense using the straight-line method over the vesting period. Unrecognized compensation costs related to non‐vested options at September 30, 2026 amounted to $272,495 which is expected to be recognized over a weighted average term of 2.25 years.

Stock option activity is summarized as follows for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in years)	Intrinsic Value
Shares underlying outstanding awards at January 1, 2026	603,287	$3.79	7.24
Granted	349,148	4.94
Exercised	(67,065)	2.23
Expired	(16,942)	3.42
Cancelled/forfeited	(13,392)	3.15
Shares underlying outstanding awards at September 30, 2026	855,036	$4.40	7.83	$784,650
Exercisable options at September 30, 2026	420,541	$4.22	6.18	$543,108

In the nine months ended September 30, 2026, the Company granted 224,148 stock options to Board members. Of these options, 125,000 vested immediately and have an exercise price of $3.05 per share. The remaining 99,148 options have an exercise price of $6.00 per share and vest on the earlier of (a) the date of the next annual meeting of stockholders, expected to be June 9, 2027, or (b) the first anniversary of the grant date. The Company also granted 125,000 stock options to employees during the period. These options vest in equal annual installments over four years and have an exercise price of $6.00 per share.

During the three months ended September 30, 2026, certain members of the Board of Directors exercised options to purchase 28,328 shares of common stock prior to vesting, for cash proceeds of $169,968. The shares issued upon early exercise are subject to repurchase by the Company if the director’s service terminates before vesting, and the repurchase right lapses as the underlying options vest. Until vesting, the early-exercised options are included in stock options outstanding in the table above, the proceeds are recorded as a liability, and the shares are excluded from shares outstanding for accounting purposes. See Note 6 – Common Stock and Preferred Stock.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Unit Awards

The RSUs are subject to the recipient’s continued service through the applicable vesting date(s). Unrecognized compensation cost related to non‐vested RSUs at September 30, 2026 amounted to $44,414 which is expected to be recognized over a weighted average term of 1.14 years.

The fair value of each RSU was estimated on the date of grant, based on the weighted average price of the Company's stock.  The Company will issue new shares of common stock to satisfy RSUs upon vesting.  The following table summarizes the RSU activity and weighted averages for share-based awards granted under the terms of the 2021 Plan:

	Nine Months Ended September 30, 2026
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	173,253	$4.04
Granted	-	-
Vested	(47,422)	5.46
Cancelled/forfeited	(1,667)	4.06
Outstanding at March 31, 2026	124,164	$3.50
Granted	-	-
Vested	(18,847)	2.41
Cancelled/forfeited	(1,667)	4.06
Outstanding at June 30, 2026	103,650	$3.69
Granted	-	-
Vested	(65,716)	4.00
Cancelled/forfeited	-
Outstanding at September 30, 2026	37,934	$3.15

Share-Based Compensation Expense

Pursuant to awards made under the 2014 Plan and the 2021 Plan, the Company recorded share-based compensation expense in the following expense categories in the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct product costs	$9,481	$22,983	$36,830	$75,631
Research and development	34,968	75,747	166,851	245,781
Sales and marketing	16,990	45,418	72,337	135,602
General and administrative	38,367	16,953	192,556	339,398
	$99,806	$161,101	$468,574	$796,412

No income tax benefits have been recognized in the unaudited interim condensed consolidated statements of operations for share-based compensation arrangements, and no share-based compensation costs have been capitalized as part of the cost of an asset, including inventory and property and equipment, through September 30, 2026.

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

The following table summarizes the Black-Scholes assumptions used during the three and nine months ended September 30, 2026:

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Risk free interest rate	4.02% - 5.00%	3.68% - 5.00%
Expected term (years)	0.06 - 3.35	0.06 - 3.85
Expected volatility	46.78% - 57.01%	43.38% - 61.98%
Expected dividends	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2026	$3,004,416
Change in fair value of warrant liabilities	8,060,446
Ending balance on September 30, 2026	$11,064,862

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	September 30, 2026	December 31, 2025
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$7,601,770	$8,340,669

Current portion of operating lease liabilities	Operating lease liability, current portion	531,670	534,508
Noncurrent portion of operating lease liabilities	Operating lease liability	4,694,510	5,102,285
Total operating lease liabilities		$5,226,180	$5,636,793

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment	$306,073	$733,672

Current portion of finance lease liabilities	Finance lease liability, current portion	294,047	618,249
Noncurrent portion of finance lease liabilities	Finance lease liability	77,194	212,957
Total finance lease liabilities		$371,241	$831,206

Lease cost recognized in the unaudited interim condensed consolidated statements of operations is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$393,600	$408,911	$1,180,900	$1,367,191

Finance lease cost:
Amortization of lease assets	136,793	152,023	412,875	494,253
Interest on lease liabilities	9,963	22,439	38,757	76,338
Total finance lease costs	$146,756	$174,462	$451,632	$570,591

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other supplemental information related to leases is summarized as follows:

September 30, 2026
Weighted average remaining lease term (in years):
Operating leases	6.50
Finance leases	1.21

Weighted average discount rate:
Operating leases	11.00%
Finance leases	8.72%

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2026:
Operating cash flows from operating leases	$852,614
Operating cash flows from finance leases	$38,757
Financing cash flows from finance leases	$459,965

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of September 30, 2026 :

	Payments Due by Period
	2026(1)	2027	2028	2029	2030	Thereafter	Total
Operating leases	$265,328	$1,076,140	$1,096,206	$1,116,675	$1,137,552	$2,635,922	$7,327,823
Less present value adjustment	141,433	524,554	460,933	384,684	298,672	291,367	2,101,643
Operating lease liabilities	$123,895	$551,586	$635,273	$731,991	$838,880	$2,344,555	$5,226,180

Finance leases	$165,028	$160,826	$53,628	$14,366	$-	$-	$393,848
Less interest	6,745	11,623	4,059	180	-	-	22,607
Finance lease liabilities	$158,283	$149,203	$49,569	$14,186	$-	$-	$371,241

(1) Amounts are for the remaining three months ending December 31, 2026.

GUERRILLA RF, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal

In the ordinary course of business, the Company may become involved in legal disputes.  In the opinion of management, any potential liabilities resulting from any disputes would not have a material adverse effect on the Company’s unaudited interim condensed consolidated financial statements.  As a result, no liability related to any such disputes has been recorded at September 30, 2026, or December 31, 2025.

Indemnification Agreements

From time to time, in the ordinary course of business, the Company may indemnify other parties when it enters into contractual relationships, including members of the Board of Directors, employees, customers, lessors, lenders, and parties to other transactions with the Company.  In addition, the Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances likely to be involved in each particular claim and indemnification provision.  Management believes any liability arising from these agreements will not be material to the unaudited interim condensed consolidated financial statements.  As a result, no liability for these agreements has been recorded at September 30, 2026, or December 31, 2025.

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

The table below presents the Company’s consolidated operating results including significant segment expenses for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Revenue	$10,096,200	$6,288,310	$24,569,564	$16,030,361
Less:
Direct materials	2,188,871	1,467,677	5,219,868	3,968,744
Other direct product costs (a)	672,104	575,596	1,916,823	1,662,113
Gross Profit	7,235,225	4,245,037	17,432,873	10,399,504
Operating Expenses:
Research and development	2,035,758	1,970,131	6,092,992	6,632,847
Sales and marketing	1,737,558	1,532,308	4,859,578	4,901,670
General and administrative	1,033,652	940,959	3,134,756	3,580,250
Total Operating Expenses	4,806,968	4,443,398	14,087,326	15,114,767

Segment Operating Income (Loss)	2,428,257	(198,361)	3,345,547	(4,715,263)

Total Other Income (Expense), net	(6,159,416)	(446,611)	(8,187,962)	56,684
Net Loss Before Income Taxes	$(3,731,159)	$(644,972)	$(4,842,415)	$(4,658,579)

(a)	Includes shipping costs, intangible amortization and overhead.

11. INCOME TAXES

The Company accounts for income taxes in interim periods using the estimated annual effective tax rate method. Under this method, the Company estimates its annual effective tax rate for the full fiscal year and applies that rate to year-to-date pre-tax income or loss, and records discrete tax items in the period in which they occur. The Company’s effective federal income tax rate for the three and nine months ended September 30, 2026 and 2025 was 0.0% in each period, compared with the U.S. federal statutory rate of 21.0%, primarily due to the full valuation allowance recorded against its deferred tax assets.

The Company continues to assess the realizability of its deferred tax assets at each reporting date. Based on the weight of available evidence, management concluded that it is not more likely than not that the Company’s net deferred tax assets will be realized and, accordingly, the Company continues to maintain a full valuation allowance as of September 30, 2026.

12. RELATED PARTY TRANSACTIONS

As of September 30, 2026 and December 31, 2025, Salem is identified as a related party as a result of having in excess of a 10% beneficial ownership interest in the Company’s common stock. See Note 5 – Debt – for additional details regarding the Salem Loan Facility.

13. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Code.  The Company’s contributions to the plan are at the discretion of executive management with board of directors advisement.  Under the 401(k) plan, the Company may contribute up to four percent (4%) of eligible employee salaries.  The Company made $70,909 and $70,805 of contributions to the plan in the three months ended September 30, 2026 and 2025, respectively. The Company made $206,166 and $227,904 of contributions to the plan in the nine months ended September 30, 2026 and 2025, respectively.

14. SUBSEQUENT EVENTS

On October 30, 2026, the holder of the North Run Warrants agreed to amend and restate the North Run Warrants to remove the holder's right to elect between two prices for purposes of determining the cashless exercise calculation.

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

Our business is subject to numerous risks and uncertainties, including the following:

● our ability to generate sufficient cash to service all of our debt or meet our operating needs;

● our ability to achieve or maintain sufficient levels of profitability, or raise sufficient equity capital, to support our operating needs and fund our strategic plans;

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

● volatility in the price of our common stock; and

● the liquidity and trading of our public securities.

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

Overview

Guerrilla RF is a fabless semiconductor company based in Greensboro, NC that supplies a broad portfolio of radio frequency (“RF”) semiconductor products designed to improve system performance, reduce design complexity, enable smaller form factors, and address other demanding RF requirements.  Guerrilla RF was founded in 2013 with a mission to employ RF semiconductor technology to deliver RF solutions to customers in underserved markets.  Over the past several years, we have become a leader in developing high-performance monolithic microwave integrated circuit (“MMIC”) products for wireless connectivity.  We continue to target underserved markets and customers, delivering a range of high-performance MMIC products and associated technical support to a diverse set of customers that enable a more connected world. We currently serve customers across aerospace and defense, satellite navigation, cellular repeaters, point-to-point radios, RFID/asset tracking, wireless audio, test and measurement, and other high-performance RF applications. Across our end markets, it is estimated that the total addressable market today is approximately $25 billion.1

We possess in-house design, applications, sales, and customer support functions as a fabless semiconductor company. We outsource the manufacturing and production of our MMIC products to subcontractors, providing access to multiple semiconductor process technologies. Our primary external wafer foundries are located in Taiwan and Singapore, and our primary assembly and test supplier is located in Malaysia. We have also contracted with wafer foundries in the United States of America.

THIRD QUARTER AND FIRST NINE MONTHS FISCAL 2026 FINANCIAL HIGHLIGHTS

● Revenue increased 61% to $10.1 million for the third quarter of fiscal 2026, compared with $6.3 million for the third quarter of fiscal 2025. For the nine months ended September 30, 2026, revenue increased 53% to $24.6 million, compared with $16.0 million for the prior-year period.

● Revenue growth was broad-based across three of the Company’s four market categories. Aerospace & Defense revenue increased 259%, Infrastructure increased 78%, and Catalog increased 32%, partially offset by an 9% decrease in Automotive.

●Aerospace & Defense represented 40% of third quarter product revenue, compared with 18% in the prior-year period, with growth driven primarily by increased demand across drone, satellite communications and tactical communications applications.

●Our market assessment estimates that the broader addressable market for RF semiconductors in Aerospace and Defense was approximately $2.4 billion in 2025 and could grow to approximately $3.2 billion by 2030.1 That represents annual growth of approximately 6%, with faster growth in several of our target areas, including satellite communications, drone communications and counter-drone systems.

● Gross margin was 71.7% for the third quarter of fiscal 2026, compared with 67.5% for the prior-year period, an improvement of 416 basis points. The improvement primarily reflected increased overhead leverage on higher revenue and a favorable product mix toward higher margin products and end markets. Costs classified as overhead within cost of revenue declined to 6.7% of revenue from 9.2% in the prior-year period despite increasing modestly in absolute dollars. For the nine months ended September 30, 2026, gross margin was 71.0%, compared with 64.9% in the prior-year period.

● The Company continued to demonstrate its commitment to controlling operating expense while revenue increased. Total operating expenses increased 8% to $4.8 million for the third quarter of fiscal 2026, substantially below the 61% increase in revenue. As a result, operating expenses declined to 47.6% of revenue from 70.7% in the prior-year period. For the nine months ended September 30, 2026, total operating expenses decreased 7% to $14.1 million compared with the prior-year period.

● Operating income was $2.4 million for the third quarter of fiscal 2026, compared with an operating loss of $0.2 million in the prior-year period. As a result, operating margin improved to 24.1% from (3.2%). For the nine months ended September 30, 2026, the Company generated operating income of $3.3 million, compared with an operating loss of $4.7 million in the prior-year period.

● Net loss was $3.7 million for the third quarter of fiscal 2026, compared with a net loss of $0.6 million in the prior-year period. The increase in net loss was primarily attributable to a $6.0 million non-cash loss resulting from the change in fair value of warrant liabilities, compared with a $0.2 million non-cash loss in the prior-year period. For the nine months ended September 30, 2026, net loss was $4.8 million, compared with $4.7 million in the prior-year period, as the $8.0 million improvement in operating results was offset by an $8.1 million unfavorable year-over-year change in the non-cash fair value adjustment associated with warrant liabilities.

1 Source: Fortune Business Insights.

Non-GAAP Measures

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

Key Metrics

	Nine Months Ended September 30,
	2026 (unaudited)	2025 (unaudited)
Key Metrics
Number of products released	11	18
Number of total products	194	181
Number of products with lifetime revenue exceeding $100 thousand	94	80
Product backlog (in millions)	$16.2	$6.6

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

Adjusted EBITDA

The Company defines Adjusted EBITDA as net loss before interest expense (net of interest income), income taxes, depreciation and amortization, share-based compensation, the change in fair value of warrant liabilities and other income (expense). Management believes Adjusted EBITDA provides useful supplemental information about the Company’s operating performance by excluding non-cash and non-operating items, including the remeasurement of warrant liabilities, that can vary significantly from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss or other measures prepared in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to our net loss (unaudited, in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(3,731)	$(645)	$(4,842)	$(4,659)
Interest expense, net of interest income	167	254	547	592
Depreciation and amortization	349	307	1,013	897
Share-based compensation	100	161	469	796
Change in fair value of warrant liabilities	5,991	191	8,060	(653)
Other (income) expense, net	1	2	(419)	4
Adjusted EBITDA	$2,877	$270	$4,828	$(3,023)
Revenue	$10,096	$6,288	$24,570	$16,030
Adjusted EBITDA margin	28.5%	4.3%	19.6%	(18.9)%

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

Interest Expense

Interest expense consists primarily of the interest incurred on our debt obligations, our factoring arrangement expense, the non-cash interest expense associated with the amortization of debt discount, and interest expense related to our finance leases.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities is fully attributable to the revaluation of the warrants.

Other Income (Expense)

Other income was primarily attributable to net proceeds from an employee retention tax credit. Other expense consisted of various individually immaterial items.

Results of Operations

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$10,096,200	$6,288,310	$24,569,564	$16,030,361
Direct product costs	2,860,975	2,043,273	7,136,691	5,630,857
Gross profit	7,235,225	4,245,037	17,432,873	10,399,504
Operating expenses:
Research and development	2,035,758	1,970,131	6,092,992	6,632,847
Sales and marketing	1,737,558	1,532,308	4,859,578	4,901,670
General and administrative	1,033,652	940,959	3,134,756	3,580,250
Total operating expenses	4,806,968	4,443,398	14,087,326	15,114,767
Operating income (loss)	2,428,257	(198,361)	3,345,547	(4,715,263)
Other income (expenses):
Interest income	18,990	38,001	62,045	152,786
Interest expense	(186,257)	(292,197)	(608,900)	(745,256)
Change in fair value of warrant liabilities	(5,991,315)	(190,653)	(8,060,446)	653,168
Other income (expense)	(834)	(1,762)	419,339	(4,014)
Total other income (expenses), net	(6,159,416)	(446,611)	(8,187,962)	56,684
Net loss	$(3,731,159)	$(644,972)	$(4,842,415)	$(4,658,579)

Comparison of the three months ended September 30, 2026 and 2025 (unaudited):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues	$10,096,200	$6,288,310	3,807,890	61%

Revenues increased $3.8 million, or 61%, to $10.1 million for the three months ended September 30, 2026, compared with $6.3 million for the three months ended September 30, 2025. Product revenue increased 64% year over year, partially offset by a decrease in royalty and other revenue from $0.1 million in the prior-year period to $0 in the current-year period.

Aerospace & Defense revenue increased 259% to $4.1 million from $1.1 million in the prior-year period and represented 40% of product revenue, compared with 18% in the prior-year period. The increase was driven primarily by higher demand across drone, satellite communications and tactical communications applications.

Catalog revenue increased 32% to $2.5 million from $1.9 million in the prior period, reflecting increased demand across a broad range of applications. Infrastructure revenue increased 78% to $1.4 million from $0.8 million, primarily reflecting higher demand across repeater, distributed antenna system and base station applications. These increases were partially offset by an 9% decrease in Automotive revenue to $2.1 million from $2.4 million, primarily reflecting lower demand across certain legacy automotive programs.

Beginning in the third quarter of 2026, the Company refined its internal market categories to separately present Aerospace & Defense due to its increased significance to the Company’s revenue. Aerospace & Defense revenue was previously included within the Catalog market category. Prior-period market category information has been recast to conform to the current presentation and provide meaningful period-to-period comparisons. This change represents a reclassification of market category information only and did not affect total revenue or any amounts reported in the condensed consolidated financial statements.

The increase in product revenue was primarily driven by higher shipments of existing products. Revenue from existing products increased $3.7 million, or 71%, to $9.0 million for the three months ended September 30, 2026, compared with $5.3 million in the prior-year period. This growth reflects, in part, the continued conversion of prior design wins into production revenue. Revenue from new products increased $0.2 million, or 24%, to $1.1 million, compared with $0.9 million in the prior-year period.

Based on ship-to-geography, domestic product revenue increased $2.6 million, or 76%, to $6.0 million for the three months ended September 30, 2026, compared with $3.4 million in the prior-year period. International product revenue increased $1.3 million, or 48%, to $4.1 million, compared with $2.8 million in the prior-year period. Domestic and international revenue represented 59% and 41%, respectively, of third-quarter product revenue, compared with 55% and 45%, respectively, in the prior-year period.

Direct Product Costs and Gross Profit

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Direct product costs	$2,860,975	$2,043,273	817,702	40%
Gross profit	$7,235,225	$4,245,037	2,990,188	70%

Direct product costs increased $0.8 million, or 40%, to $2.9 million for the three months ended September 30, 2026, compared with $2.0 million for the three months ended September 30, 2025. Direct product costs increased at a slower rate than revenue, reflecting improved operating leverage and favorable product mix.

Gross profit increased $3.0 million, or 70%, to $7.2 million from $4.2 million in the prior-year period. Gross margin increased to 71.7%, from 67.5%, an improvement of 416 basis points.

The improvement in gross margin primarily reflected improved absorption of fixed overhead costs across a higher revenue base and a more favorable shift in product mix toward higher margin products and end markets. Overhead costs classified within cost of revenue increased to $0.7 million from $0.6 million in the prior-year period, while declining to 6.7% of revenue from 9.2% in the prior-year period.

Research and Development Expenses

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Research and development	$2,035,758	$1,970,131	65,627	3%

Research and development expenses increased $0.1 million, or 3%, to $2.0 million for the three months ended September 30, 2026, compared with $2.0 million for the three months ended September 30, 2025. The increase was primarily attributable to continued investment in product development programs, partially offset by cost-control initiatives.

The Company continues to prioritize investments in key product development programs aligned with its strategic roadmap, while driving improved efficiency in engineering resources.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Sales and marketing	$1,737,558	$1,532,308	205,250	13%

Sales and marketing expenses increased $0.2 million, or 13%, to $1.7 million for the three months ended  September 30, 2026, compared with $1.5 million for the three months ended September 30, 2025. The increase was primarily attributable to higher travel and customer engagement costs associated with supporting increased sales activity.

General and Administrative Expenses

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
General and administrative expenses	$1,033,652	$940,959	92,693	10%

General and administrative expenses increased $0.1 million, or 10%, to $1.0 million for the three months ended September 30, 2026, compared with $0.9 million for the three months ended September 30, 2025. The increase primarily reflected higher public-company and administrative costs, partially offset by ongoing cost-control initiatives.

The Company continues to align its general and administrative cost structure with current operating levels, while maintaining the necessary infrastructure to support its growth and public company requirements.

Other Income (Expenses)

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Interest income	$18,990	$38,001	$(19,011)	(50)%
Interest expense	(186,257)	(292,197)	105,940	(36)%
Change in fair value of warrant liabilities	(5,991,315)	(190,653)	(5,800,662)	3043%
Other expense	(834)	(1,762)	928	(53)%
Total other income (expenses), net	$(6,159,416)	$(446,611)	$(5,712,805)	1279%

Interest expense was $0.2 million for the three months ended September 30, 2026, and $0.3 million for the same period in 2025.

During the three months ended September 30, 2026 , the Company recognized a $6.0 million loss related to the change in fair value of warrant liabilities, compared with a $0.2 million loss during the three months ended September 30, 2025, representing an unfavorable year-over-year change of $5.8 million. These non-cash changes resulted from the remeasurement of the Historical Warrants and the North Run Warrants, which are accounted for as liabilities and carried at fair value as of September 30, 2026 and 2025.

Other income and expense were immaterial for the three months ended September 30, 2026 and 2025. Interest income was $0.02 million and $0.04 million for the three months ended September 30, 2026 and 2025, respectively.

Comparison of the nine months ended September 30, 2026 and 2025 (unaudited):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues	$24,569,564	$16,030,361	8,539,203	53%

Revenues increased $8.5 million, or 53%, to $24.6 million for the nine months ended September 30, 2026, compared with $16.0 million for the nine months ended September 30, 2025. Product revenue increased 55% year over year, while royalty and other revenue decreased from $0.2 million in the prior-year period to an immaterial amount in the current-year period.

Aerospace & Defense, revenue increased 334% to $9.0 million from $2.1 million in the prior-year period and represented 37% of product revenue, compared with 13% in the prior-year period. The increase was driven primarily by higher demand across drone, satellite communications and tactical communications applications.

Catalog revenue increased 60% to $7.4 million from $4.6 million in the prior-year period, reflecting increased demand across a broad range of applications. Infrastructure revenue increased 62% to $3.0 million from $1.9 million, reflecting higher demand across certain infrastructure programs. These increases were partially offset by an 30% decrease in Automotive revenue to $5.1 million from $7.3 million, primarily reflecting lower demand across certain legacy automotive programs.

Revenue from existing products increased $9.8 million, or 78%, to $22.5 million from $12.7 million in the prior-year period, reflecting the continued conversion and ramp of prior design wins into production revenue. Revenue from new products decreased $1.1 million, or 36%, to $2.1 million from $3.2 million in the prior-year period, primarily reflecting the timing of new products reaching initial production.

Based on ship-to-geography, domestic product revenue increased $4.4 million, or 44%, to $14.4 million from $10.0 million in the prior-year period. International product revenue increased $4.3 million, or 74%, to $10.2 million, from $5.9 million. International product revenue represented 41.5% of product revenue for the nine months ended September 30, 2026, compared with 37.1% in the prior-year period.

Direct Product Costs and Gross Profit

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Direct product costs	$7,136,691	$5,630,857	1,505,834	27%
Gross profit	$17,432,873	$10,399,504	7,033,369	68%

Direct product costs increased $1.5 million, or 27%, to $7.1 million for the nine months ended September 30, 2026, compared with $5.6 million for the nine months ended September 30, 2025. The increase was attributable primarily to higher production and sales volumes; however, direct product costs increased at a significantly lower rate than product revenue. Gross profit increased $7.0 million, or 68%, to $17.4 million for the nine months ended September 30, 2026, compared with $10.4 million in the prior-year period. Gross margin increased to 71.0% from 64.9%, an improvement of 608 basis points.

The improvement in gross margin primarily reflected improved absorption of fixed overhead costs across a higher revenue base, and more favorable shift in product mix toward higher margin products and end markets. Overhead costs classified within cost of revenue increased to $1.9 million from $1.7 million in the prior-year period, while declining to 7.8% of revenue from 10.4% in the prior-year period.

Research and Development Expenses

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Research and development	$6,092,992	$6,632,847	(539,855)	(8)%

Research and development expenses decreased $0.5 million, or 8%, to $6.1 million for the nine months ended September 30, 2026, compared to $6.6 million for the nine months ended September 30, 2025. The decrease primarily reflected the benefit of cost reductions initiatives implemented in prior periods, partially offset by targeted investments in product development and engineering programs during the current year.

Research and development expenses decreased to 24.8% of revenue from 41.4% in the prior-year period, reflecting improved operating leverage while the Company continued to invest selectively in its product roadmap.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Sales and marketing	$4,859,578	$4,901,670	(42,092)	(1)%

Sales and marketing expenses decreased $0.04 million, or 1%, to $4.9 million for the nine months ended September 30, 2026 compared with $4.9 million in the prior-year period. The decrease reflects continued management of personnel and discretionary spending, substantially offset by higher variable sales commissions associated with increased revenue during the current year.

Sales and marketing expenses decreased to 19.8% of revenue from 30.6% in the prior-year period.

General and Administrative Expenses

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
General and administrative expenses	$3,134,756	$3,580,250	(445,494)	(12)%

General and administrative expenses decreased $0.4 million, or 12%, to $3.1 million for the nine months ended September 30, 2026, compared with $3.6 million for the nine months ended September 30, 2025. The decrease primarily reflected the benefit of cost reduction initiatives implemented in prior periods and continued management of professional services and other administrative spending, partially offset by higher incentive compensation expense during the current-year third quarter.

General and administrative expenses decreased to 12.8% of revenue from 22.3% in the prior-year period.

Other Income (Expenses)

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Interest income	$62,045	$152,786	$(90,741)	(59)%
Interest expense	(608,900)	(745,256)	136,356	(18)%
Change in fair value of warrant liabilities	(8,060,446)	653,168	(8,713,614)	(1334)%
Other income (loss)	419,339	(4,014)	423,353	(10547)%
Total other income (expenses), net	$(8,187,962)	$56,684	$(8,244,646)	(14545)%

Interest expense decreased $0.1 million, or 18% to $0.6 million for the nine months ended September 30, 2026 compared with $0.7 million in the prior year period.

During the nine months ended September 30, 2026 , the Company recognized a $8.1 million loss related to the change in fair value of warrant liabilities, compared with a $0.7 million gain during the nine months ended September 30, 2025, representing an unfavorable year-over-year change of $8.7 million. These non-cash changes resulted from the remeasurement of the Historical Warrants and the North Run Warrants, which are accounted for as liabilities and carried at fair value as of September 30, 2026 and 2025.

Other income increased $0.4 million primarily due to the employee retention tax credit received during the nine months ended September 30, 2026.  In addition, interest income was $0.06 million for the nine months ended September 30, 2026, compared with $0.15 million in the comparable period of 2025.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash generated from operations, proceeds from private placements and borrowings under our credit facilities. As of September 30, 2026, we had cash and cash equivalents of $6.3 million. We also have the Spectrum Loan Facility and the Salem Loan Facility, each of which is described in Note 5 to our unaudited condensed consolidated financial statements.

On June 10, 2026, we entered into the Second Amendment to the Spectrum Loan Facility, which extended the term of the facility through May 31, 2028, subject to automatic 24-month renewals, and reduced the annual facility fee to $28,125. See Note 5 to our unaudited condensed consolidated financial statements for additional information regarding our outstanding borrowings and credit facilities.

As discussed in Note 2 to our condensed consolidated financial statements, we have historically incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $65.6 million as of September 30, 2026. We generated $3.5 million of positive operating cash flow during the nine months ended September 30, 2026, compared with $2.5 million of negative operating cash flow in the prior-year period. We believe this improvement reflects the scaling of our business and revenue growth, positioning us to fund more of our product roadmap, continued expansion in Aerospace and Defense, and the pursuit of opportunities in new markets through internally generated cash flow.

We expect to continue investing in research and development, sales and marketing, and administrative infrastructure to support these growth opportunities while maintaining a focus on cost control, margin improvement, and capital efficiency.

Based on current operating plans, existing cash balances, positive operating cash flow during the first nine months of 2026 and availability under the Spectrum Loan Facility, we believe that our liquidity will be sufficient to fund operations for at least the next twelve months from the issuance date of these financial statements. However, this assessment is based on current forecasts and assumptions, and there can be no assurance that we will not require additional capital. We may seek to raise additional funds through equity or debt financings or other sources as market conditions permit.

The following table summarizes our sources and uses of cash for each of the periods presented.

Cash (used in) provided by:

	Nine Months Ended September 30,
	2026	2025

Operating activities	$3,506,713	$(2,486,403)
Investing activities	(482,824)	(1,173,457)
Financing activities	(861,320)	(295,373)
Net increase (decrease) in cash	$2,162,569	$(3,955,233)

Operating Activities

Net cash provided by operating activities was $3.5 million for the nine months ended September 30, 2026, compared with net cash used in operating activities of $2.5 million for the same period in 2025.

Cash provided by operating activities for the nine months ended September 30, 2026 primarily reflected improved operating performance and changes in working capital, partially offset by the net loss. Non-cash items included depreciation and amortization, share-based compensation, non-cash operating lease costs and the change in fair value of warrant liabilities.

Cash used in operating activities for the nine months ended September 30, 2025 primarily reflected the net loss and changes in working capital, partially offset by non-cash expenses.

Investing Activities

Cash used in investing activities was $0.5 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Cash used in investing activities consisted primarily of purchases of property, plant and equipment. The decrease in cash used compared to the prior year period reflects lower capital expenditures as the Company continued to prioritize investments supporting its operations while maintaining disciplined capital spending.

Financing Activities

Cash used in financing activities was $0.9 million for the nine months ended September 30, 2026, primarily reflecting payments related to finance leases and finance agreements, partially offset by proceeds from stock option exercises and debt financing.

Cash used in financing activities was $0.3 million for the nine months ended September 30, 2025, primarily reflecting payments related to finance leases and insurance premiums, partially offset by debt financing proceeds.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of September 30, 2026 (unaudited).

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Purchase order obligations	$2,213,672	$2,213,672	$—	$—	$—
Short-term notes	200,000	200,000	—	—	—
Long-term notes	4,309,055	—	4,309,055	—	—
Long-term debt	79,126	—	79,126	—	—
Short-term debt	819,088	819,088	—	—	—
Operating lease obligations	5,226,180	531,670	1,511,075	1,797,465	1,385,970
Finance lease obligations	371,241	294,047	77,194	—	—
Total	$13,218,362	$4,058,477	$5,976,450	$1,797,465	$1,385,970

Off-Balance Sheet Arrangements

As of September 30, 2026 and December 31, 2025, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. CONTROLS AND PROCEDURES.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Form 10-Q.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of  September 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION.

Trading Arrangements of Section 16 Reporting Persons

During the quarter ended September 30, 2026 no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common stock (i.e. directors, certain large shareholders and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

On October 30, 2026, the holder of the North Run Warrants agreed to amend and restate the North Run Warrants to remove the holder's right to elect between two prices for purposes of determining the cashless exercise calculation.  A copy of the amended and restated North Run Warrant is attached hereto as Exhibit 4.4 and incorporated herein by reference.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on October 22, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.2	October 27, 2021
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on April 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2023).	8-K	000-56238	3.1	April 14, 2023
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 2, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2024).	8-K	000-56238	3.1	May 3, 2024
3.4	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024).	8-K	000-56238	3.1	August 6, 2024
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	3.3	October 27, 2021
4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 27, 2021).	8-K	000-56238	4.2	October 27, 2021
4.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 3, 2023)	8-K	000-56238	10.2	January 3, 2023
4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 1, 2024).	8-K	000-56238	10.2	April 1, 2024
4.4	Form of Warrant					X
31.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Mike John-Williams, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Ryan Pratt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Mike John-Williams, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.	X

+ Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUERRILLA RF, INC.

Date: November 2, 2026	By:	/s/ Ryan Pratt
Ryan Pratt Chief Executive Officer (principal executive officer)

GUERRILLA RF, INC.

Date: November 2, 2026	By:	/s/ Mike John-Williams
Mike John-Williams Chief Financial Officer (principal financial officer)